Form 10-K405/A
period 1995-12-31
NETSCAPE COMMUNICATIONS CORP
filed 1996-05-07
CIK 944458

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                      TO
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from                   to
                                   -----------------    -------------------

                        Commission File Number: 0-26310
                                                -------

                      NETSCAPE COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     94-3200270
- - -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

          501 EAST MIDDLEFIELD ROAD, MOUNTAIN VIEW, CALIFORNIA 94043
              (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code:  (415) 254-1900

                       ----------------------------------

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:


                   COMMON STOCK, $.0001 PAR VALUE PER SHARE
                   ----------------------------------------
                               (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

          As of March 7, 1996, there were 81,293,480 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 7, 1996) was approximately $1,513,706,790. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Certain sections of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Also, certain sections of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on May 30, 1996 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

          This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996 ("Form 10-K") solely for the purpose of revising the number of shares of the Registrant's common stock outstanding as of March 7, 1996 set forth on the cover page of the Registrant's Form 10-K.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 1996.

                                  NETSCAPE COMMUNICATIONS CORPORATION

                                  By: /s/ Peter L.S. Currie
                                      -------------------------------
                                      Peter L.S. Currie,
                                      Senior Vice President and
                                      Chief Financial Officer