Form 10-Q
period 1996-03-31
NETSCAPE COMMUNICATIONS CORP
filed 1996-05-15
CIK 944458

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
     (Mark One)

              [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996
                      ------------------------------------

OR

              [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                   to
                                            ----------------     ------------ .

                     Commission File Number:  0-26310
                                              -------


                      NETSCAPE COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                          94-3200270
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

          501 East Middlefield Road, Mountain View, California  94043
             (Address of principal executive offices)      (zip code)

      Registrant's telephone number, including area code:  (415) 254-1900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]      No  [  ]

The number of shares outstanding of the registrant's Common Stock as of April 30, 1996 was 83,701,246.

                                     INDEX

                      NETSCAPE COMMUNICATIONS CORPORATION



PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)                               Page
             (a)   Condensed Consolidated Balance Sheets
                   as of March 31, 1996 and December 31, 1995.............    3

             (b)   Condensed Consolidated Statements of Operations
                   for the Three Months Ended March 31, 1996 and 1995.....    4

             (c)   Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31, 1996 and 1995.....    5

             (d)   Notes to Condensed Consolidated Financial Statements...    6

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................    8


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings............................................   17

Item 2.      Changes in Securities........................................   17

Item 6.      Exhibits and Reports on Form 8-K ............................   17

Signature ................................................................   18

                         PART I--FINANCIAL INFORMATION
                         -----------------------------
ITEM 1.  FINANCIAL STATEMENTS

                      NETSCAPE COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                     March 31,     December 31,
                                                       1996         1995 (1)
                                                     --------------------------
                                                    (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $ 56,752        $ 51,664
  Short-term investments                               88,824          96,841
  Accounts receivable, net                             48,183          25,872
  Other current assets                                 10,539           5,758
                                                     --------        --------
    Total current assets                              204,298         180,135

Property and equipment, net                            32,426          20,596
Long-term investments                                  34,391          21,714
Other assets                                            2,425           2,947
                                                     --------        --------
                                                     $273,540        $225,392
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 19,450        $  7,824
  Accrued compensation and related liabilities          9,039           6,567
  Other accrued liabilities                             8,701           5,095
  Deferred revenues                                    54,166          30,032
  Current portion of long-term obligations
   and installment notes payable                        1,352           1,326
                                                     --------        --------
     Total current liabilities                         92,708          50,844

Long-term obligations and installment notes payable     1,031           1,198

Stockholders' equity:
  Preferred stock, common stock and additional
   paid-in capital                                    198,214         196,757
  Notes receivable from stockholders                     (634)           (763)
  Deferred compensation                                (7,970)         (8,584)
  Unrealized gain on available-for-sale securities      1,712           2,157
  Accumulated deficit                                 (11,602)        (16,314)
  Accumulated translation adjustment                       81              97
                                                     --------        --------
      Total stockholders' equity                       179,801         173,350
                                                     --------        --------
                                                     $273,540        $225,392
                                                     ========        ========

(1) The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                      NETSCAPE COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                       1996        1995
                                                     -------     -------
                                                            (unaudited)
Revenues:
       Product revenues                              $48,113     $ 5,162
       Service revenues                                6,888         242
                                                     -------     -------
              Total revenues                          55,001       5,404

Cost of revenues:
       Cost of product revenues                        6,797         304
       Cost of service revenues                        1,654         177
                                                     -------     -------
              Total cost of revenues                   8,451         481
                                                     -------     -------
Gross profit                                          46,550       4,923

Operating Expenses:
       Research and development                       13,245       2,574
       Sales and marketing                            24,666       3,626
       General and administrative                      4,755       2,151
       Property rights agreement and related charges      --         500
                                                     -------     -------
              Total operating expenses                42,666       8,851
                                                     -------     -------
Operating income (loss)                                3,884      (3,928)

       Interest income                                 2,469         104
       Interest expense                                  (76)        (27)
                                                     -------     -------
              Interest income, net                     2,393          77
                                                     -------     -------
Income (loss) before income taxes                      6,277      (3,851)
Provision for income taxes                             1,565           -
                                                     -------     -------
Net income (loss)                                    $ 4,712     $(3,851)
                                                     =======     =======

Net income (loss) per share                            $0.06      $(0.06)
                                                     =======     =======
Shares used in computing net income
  (loss) per share                                    85,080      66,752
                                                     =======     =======


                            See accompanying notes.

                      NETSCAPE COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                       1996        1995
                                                     -------     -------
                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income  (loss)                                   $   4,712         $(3,851)
  Adjustments to reconcile net
   income (loss) to net
   cash (used in) provided by
   operating activities:
  Depreciation and amortization                          2,335             293
  Amortization of deferred                                 614             862
     compensation
Changes in assets and liabilities:
    Accounts receivable                                (22,311)         (2,287)
    Other current assets                                (4,781)             57
    Accounts payable                                    11,626             (87)
    Accrued compensation and                             2,472             181
     related liabilities
    Other accrued liabilities                            3,606             (45)
    Deferred revenues                                   24,118           4,925
                                                     ---------         -------
Net cash provided by operating activities               22,391              48

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                   (13,562)         (1,767)
Increase in deposits and other assets, net                 (81)           (111)
Purchases of investments available-for-sale           (168,839)              -
Maturity of investments available-for-sale             137,608               -
Sale of investments available-for-sale                  26,126               -
                                                     ---------         -------
Net cash used in investing activities                  (18,748)         (1,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of installment notes payable          -           2,101
Payments on installment notes payable                     (141)              -
Proceeds from issuance of preferred and
 common stock, net                                       1,586             482
                                                     ---------         -------
Net cash provided by financing activities                1,445           2,583

Net increase in cash and cash equivalents                5,088             753
Cash and cash equivalents at beginning of period        51,664           8,152
                                                     ---------         -------
Cash and cash equivalents at end of period           $  56,752         $ 8,905
                                                     =========         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid                                    $      19         $     -
                                                     =========         =======

                            See accompanying notes.

                      NETSCAPE COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Netscape Communications Corporation for the year ended December 31, 1995. Certain prior period balances have been reclassified to conform with current period presentation.

PER SHARE DATA

Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). In addition, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, such computations include all dilutive and antidilutive common and common equivalent shares issued within 12 months of the public offering date as if they were outstanding for all periods presented using the treasury stock method.

CASH, CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturity dates of 90 days or less. Short and long-term investments, all of which are classified as available-for-sale, consist of high quality debt securities with original maturity dates between 90 days and three years. Short and long-term investments are stated at fair value as determined by the quoted market prices of the securities.

SUBSEQUENT EVENTS

Acquisition of InSoft, Inc. On April 25, 1996, the Company completed its acquisition of InSoft, Inc. ("InSoft"), a provider of network-based communications and collaborative multimedia software for the enterprise. Netscape purchased all of the outstanding capital stock and assumed all of the outstanding stock options of InSoft, a privately held company, for an aggregate of 2.0 million shares of Netscape common stock. The acquisition will be accounted for as a pooling of interests. The company estimates that it will incur direct transactions costs of at least $5.0 million associated with the acquisition, which will be charged to operations during the quarter ending June 30, 1996.

Acquisition of Netcode Corporation. On April 30, 1996, the Company completed its acquisition of Netcode Corporation ("Netcode"), a creator of a Java-based visual interface builder and object toolkit for rapidly developing Java applications. The Company purchased all of the outstanding capital stock and assumed all of the outstanding stock options of Netcode, a privately held company. The acquisition will be accounted for as a pooling of interests. The Company estimates that it will incur direct transactions costs of at least $500,000 associated with the acquisition, which will be charged to operations during the quarter ending June 30, 1996. The pro-forma effect of this acquisition will have an immaterial impact on the historical financial results of the Company.

Acquisition of Paper Software, Inc. On February 12, 1996, the Company announced the signing of a definitive agreement to acquire Paper Software Inc. ("Paper"), a provider of distributed three-dimensional graphics and maker of WebFX VRML software. Netscape intends to purchase all of the outstanding capital stock and assume all of the outstanding stock options of Paper, a privately held company. The acquisition is expected to be accounted for as a pooling of interests. The Company estimates that it will incur direct transactions costs of at least $1 million associated with the acquisition, which will be charged to operations during the quarter ending June 30, 1996. The Company expects the acquisition to be completed in May 1996 and the pro-forma effect of this acquisition is expected to have an immaterial impact on the historical financial results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K") and the First Annual Report 1995 to Stockholders (the "Annual Report"). The following discussion should be read in conjunction with the section entitled "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Form 10-K and the section entitled "Management's Discussion and Analysis in the Annual Report". In addition, the factors set forth below in "Factors Affecting Operating Results" could affect the Company's operating results.

OVERVIEW

Netscape Communications Corporation ("Netscape" or the "Company") is a leading provider of open client and server software, commercial applications and development tools that link people and information over the Internet and private transmission control protocol/internet protocol ("TCP/IP") networks. The Company was incorporated in April 1994, and in November 1995 acquired Collabra Software Inc., which was incorporated in February 1993. The acquisition was treated as a pooling of interests for accounting purposes, and accordingly, the historical financial statements for the Company have been restated as if the transaction occurred at the beginning of the earliest period presented.

In the first quarter of 1996, Netscape experienced significant growth in many aspects of its business. Revenues of $55 million reflected an increase of 35% over the prior quarter. In addition, the Company made heavy investments in all aspects of its business in order to enable growth. Such investments included the hiring of permanent and contract labor, the expansion of facilities in both the United States and abroad, ongoing investment in sales and marketing programs, and the implementation of management information systems across the majority of the Company's functional areas. Operating income of $3.9 million reflected an increase of 70% over the prior quarter, after adjusting for $2.0 million in merger related charges in the prior quarter.

The Company believes that significant ongoing investment in all areas of the business will continue to be critical to the success of Netscape. Specifically, the Company (i) plans to increase its operating expenses to fund greater levels of research and development, expand its international sales and marketing operations, continue developing new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) will incur significant merger-related charges and other increases in operating expenses associated with acquisitions. As a result, the Company allocates a significant percentage of its revenues towards operating expenses and anticipates continuing to do so for the near future with the goal of achieving a minimal level of growth in earnings per share after adjusting for the impact of merger related charges. Net income was 9% of total revenues in the first quarter of 1996 as compared to 11% in the prior quarter, after adjusting for the impact of merger related charges. Earnings per share in the first quarter of 1996 were $0.06 as compared to $0.05 in the prior quarter, after adjusting for merger related charges.

Although Netscape achieved earnings per share growth in prior quarters, the Company's expenses are relatively fixed in the near term and unexpected variances in planned revenues, which are difficult to forecast, can result in variations in operating margins and earnings. Any significant shortfall in demand for, or any significant reduction in the prices of, the Company's products and services in relation to the Company's expectations would have an immediate material adverse impact on the Company's business, operating results and financial condition.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company incurred net losses in each quarter from inception through the quarter ended June 30, 1995. As of March 31, 1996, the Company had an accumulated deficit of $11.6 million. Although the Company has experienced revenue growth in recent periods, such growth rates will not be sustainable and are not indicative of future operating results. There can be no assurance that the Company will sustain profitability.

The Company completed its acquisitions of InSoft. and Netcode in April 1996 and expects to complete its acquisition of Paper Software in May 1996. See Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth operating results as a percentage of net revenues for the three month periods ended March 31, 1996 and December 31, 1995. Due to the significant growth in revenues and operating expenses between the three month periods ended March 31, 1995 and March 31, 1996, the Company believes that a comparison of operating results between such periods is not meaningful.

(in thousands, except per share data)

                                                                                 Three Months Ended
                                                            ---------------------------------------------------------------
                                                               March 31, 1996                      December 31, 1995
                                                            ---------------------------------------------------------------
                                                                                   (unaudited)

Total revenues                                                        $55,001      100%                      $40,616    100%

Total cost of revenues                                                  8,451       15%                        6,268     15%
                                                            --------------------------          ---------------------------

Gross profit                                                           46,550       85%                       34,348     85%

Operating expenses:
       Research and development                                        13,245       24%                       10,937     27%
       Sales and marketing                                             24,666       45%                       17,935     44%
       General and administrative                                       4,755        9%                        3,195      8%
       Merger related charges                                               -        0%                        2,033      5%
                                                            --------------------------          ---------------------------
             Total operating expenses                                  42,666       78%                       34,100     84%

Operating income                                                        3,884        7%                          248      1%

       Interest income                                                  2,469        4%                        2,690      7%
       Interest expense                                                   (76)       0%                          (82)     0%
                                                            --------------------------          ---------------------------
               Interest income, net                                     2,393        4%                        2,608      6%

Income before income taxes                                              6,277       11%                        2,856      7%
Provision for income taxes                                              1,565        2%                          498      1%
                                                            --------------------------          ---------------------------

Net income                                                            $ 4,712        9%                      $ 2,358      6%
                                                            ==========================          ===========================

Net income per share                                                    $0.06                                  $0.03
                                                            =================                   ====================

Shares used in computing net income per share                          85,080                                 84,928
                                                            =================                   ====================


NET REVENUES

(in thousands)
                                                                Three Months Ended
                                             -------------------------------------------------------------
                                             March 31, 1996                        December 31, 1995
                                             -------------------------------------------------------------
                                                                     (unaudited)
Client                                              $34,072    62%                           $23,733    58%
Server, Commercial Applications and Other            14,064    26%                            11,704    29%
                                             --------------------              ---------------------------
       Total Product Revenues                        48,136    88%                            35,437    87%

Service                                               6,865    12%                             5,179    13%
                                             --------------------              ---------------------------

       Total Revenues                                55,001   100%                            40,616   100%
                                             ====================              ===========================


The Company derives its revenues from two product categories, product and service. Product revenues consist of product licensing fees, and service revenues consist of fees for maintenance and support services, training, consulting and advertising space.

The Company experienced absolute growth in both major product groups and in service revenues in the first quarter of 1996 as compared to the immediately prior quarter. The total revenue growth between periods was attributable to unit volume increases from existing products and the introduction of new products. The Netscape Navigator family continued to show strong demand with the release of Netscape Navigator 2.0 and Netscape Navigator Personal Edition 2.0 during the quarter, particularly among the Company's OEM partners and direct corporate customers. Additionally, the Company's core server and Commercial Applications products experienced dollar growth quarter to quarter, although absolute revenue growth in this product group was limited by (i) significant price decreases announced on all of the Company's core server products in March 1996, and (ii) a shift towards subscription purchases due to the announcement of five major upgrades to core server products which are expected to be released in the second quarter of 1996. The impact of these price decreases and product announcements was mitigated by increased demand for the Company's Commercial Applications products through direct domestic and European sales channels. From time to time, the Company may further reduce prices of its products. If the price reductions in its core server products and any future price reductions do not generate sufficient increases in the volume of its software licenses, the Company's operating results will be materially adversely affected.

The Company believes that the increased mix of client product sales versus server and Commercial Applications product sales quarter to quarter resulted from the impact of core server price reductions and new core server product announcements, as well as strong demand associated with the major upgrade of Netscape Navigator products. The Company expects that the percentage of revenues attributable to its server and Commercial Applications software products as compared to its client product line will fluctuate in future periods depending upon consumer buying patterns, pricing actions taken by the Company and the timing of new product introductions.

The Company distributes substantially all of its products through a combination of direct sales (including field sales, Internet-based sales and telesales), OEM, VAR and retail channels. In the first quarter of 1996, direct sales accounted for 48% of total revenues as compared to 44% in the immediately prior quarter. The Company believes that the growth in the direct channel was related to increased demand among corporate end-user customers, as well as a greater number of direct sales personnel in both the US and Europe. Retail sales experienced absolute revenue growth quarter to quarter, although they accounted for 10% of total revenues in the first quarter of 1996 as compared to 13% in the immediately prior quarter. The Company believes that the decline in retail sales as a percentage of revenues in the first quarter of 1996 was associated with consumer buying patterns leading to higher demand during the holiday season and the impact of a higher total revenue base. The Company expects indirect channels to account for an increasing percentage of revenues in future periods as such reseller channels become more established. The absolute distribution of revenues among channels will fluctuate depending upon consumer buying patterns, which typically impact revenues in the retail channel, and the Company's ability to establish new distribution and OEM reseller channels.

Service revenues continued to show absolute revenue growth quarter to quarter due primarily to increased maintenance and support provided to a larger installed base. The Company believes that service revenues may account for an increasing percentage of total revenues in future periods as a result of continued growth in the installed base of maintenance and support contracts as well as an increase in advertising revenues associated with the placement of advertising banners and other content on the Company's web site.

International revenues (sales outside of North America) were approximately 27% of total revenues in the first quarter of 1996 as compared to 20% in the
immediately prior quarter.   The increase in international revenues was due
primarily to increased sales and marketing efforts in Europe and Japan, as well as increased demand for Internet related products in international markets.

The Company invoices the customers of its international subsidiaries in both U.S. dollars and the local currencies of its subsidiaries. The Company has not engaged in foreign currency hedging activities and international revenues are currently subject to currency exchange fluctuation risk. The Company anticipates that international revenues will increase as a percentage of total revenues in the future, and, as a result, foreign currency exposure may increase.

GROSS MARGIN

The Company's gross margin of 85% remained flat in the first quarter of 1996 as compared to the immediately prior quarter. Total cost of product revenues in both periods consisted primarily of the cost of product materials, licensed technology and amounts paid to third party vendors for sales administration, order fulfillment and telephone support to customers. Cost of service revenues in both periods consisted primarily of outside consulting services and personnel related costs incurred in providing customer support, consulting services and, to a lesser extent, fees paid to a third party related to the sale of advertising.

Gross margins on total revenues may be impacted by the mix of distribution channels used by the Company, the mix of products or services sold, the mix of product revenues versus service revenues, the mix of international versus North American revenues and the prices charged for products. The Company typically realizes higher gross margins on direct sales than on sales through indirect channels and higher gross margins on product revenues than on service revenues. In addition, the Company earns lower gross margins on shrink-wrap product
licenses than on right-to-copy licenses.   The Company believes that gross
margins may be adversely impacted in the future due to increased sales through indirect channels, increased international revenues as a percentage of total revenues and increased service revenues as a percentage of total revenues. In addition, the Company believes that the total gross margin may decrease in future periods due to increased costs associated with licensed technology and product warranty, which includes free telephone support for Netscape Navigator products.

OPERATING EXPENSES

The Company's operating expenses, excluding Property Rights Agreement and Related Charges and Merger Related Charges, have increased in absolute dollar amounts in every consecutive quarter through the quarter ended March 31, 1996. This trend reflects the Company's rapid growth and expansion in all operating areas. The Company believes that continued expansion of operations is essential to achieving and maintaining market leadership. In addition, the Company anticipates increases in infrastructure-related expenses, such as costs for facilities, telecommunications and management information systems. As a consequence, the Company intends to continue to increase expenditures in all operating areas. Further, the Company will incur significant merger related charges and other increases in operating expenses associated with its acquisitions. See Notes to Condensed Consolidated Financial Statements.

The Company recorded deferred compensation of $11.1 million for the difference between the grant price and the deemed fair value of the Company's common stock for stock options granted in the first six months of 1995. Operating expenses in each of the quarters ended March 31, 1996 and December 31, 1995 included $600,000 of non-cash charges associated with the amortization of deferred compensation. The Company will continue to record additional operating expenses of $600,000 associated with deferred compensation amortization in each quarter of 1996.

Research and Development. Research and development expenses consist primarily of salaries and consulting fees to support product development. Research and development expenses in the first quarter of 1996 increased in absolute dollars as compared to the immediately prior quarter, although declined as a percentage of revenues as compared to the immediately prior quarter. The dollar increases in the period were primarily attributable to increased staffing and consulting costs. The company intends to increase the level of research and development expenses in future periods.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, consulting fees, trade show expenses and advertising. Sales and marketing expenses in the first quarter of 1996 increased in absolute and as a percentage of revenues as compared to the immediately prior quarter. The increases in the first quarter of 1996 were primarily attributable to increased staffing, marketing programs, costs associated with opening new sales offices and sales commissions on increased sales. In addition, the Company incurred certain one time charges associated with the reorganization of distribution relationships. The Company intends to increase the level of sales and marketing expenses in future periods.

General and Administrative. General and administrative expenses consist primarily of salaries and fees for professional services. General and administrative expenses in the first quarter of 1996 increased in absolute dollars and as a percentage of revenues dollars as compared to the immediately prior quarter. The increases in the period were primarily attributable to increased staffing and legal expenditures to support higher revenue levels. The Company intends to increase the level of general and administrative expenses in future periods.

Merger Related Charges. The Company incurred certain expenses totaling $2.0 million for the quarter ended December 31, 1995. These expenses relate to the Company's merger with Collabra in November 1995 and were primarily associated with fees for investment banking, legal, accounting, and other related charges incurred in conjunction with the merger. The Company does not anticipate incurring any additional charges associated with the Collabra merger, however, there can be no assurance that such charges will not be incurred in subsequent quarters. Further, the Company expects to incur direct transaction costs of at least $6.5 million in connection with the acquisitions of InSoft, Netcode and Paper. See Notes to Condensed Consolidated Financial Statements.

INTEREST INCOME, NET

Net interest income decreased $200,000 in the first quarter of 1996 as compared to the immediately prior quarter primarily as a result of the lower pre-tax interest income earned on investment balances. The Company began to transition its investment portfolio to tax-exempt investment instruments in the fourth quarter of 1995 in order to achieve higher after-tax earnings. Pre-tax interest income in future periods may continue to decline as a result of this change in the portfolio composition.

PROVISION FOR INCOME TAXES

The Company's effective tax rate increased to 25.0% of pretax income in the first quarter of 1996 from 17.4% percent in the immediately prior quarter. The higher effective tax rate for the first quarter of 1996 was primarily due to the Company's transition to profitable operations in 1996, after giving consideration to federal and state net operating loss carryforwards.

The Company anticipates its fiscal 1996 effective tax rate to be approximately 25% percent; however, this rate could change based on a change in the geographic mix of the Company's earnings, the amount of permanent reinvestment offshore of a portion of the 1996 earnings of the Company's lower-taxed Irish operations, the potential reinstatement of the U.S. federal research and development tax credit and the tax effect of future acquisitions.

FACTORS AFFECTING OPERATING RESULTS


SECURITY RISKS

The Company has included in its products security protocols which operate in conjunction with encryption and authentication technology licensed from RSA. Despite the existence of these technologies, the Company's products have been found to be vulnerable to break-ins and similar disruptive problems caused by Internet users. In the last several months, there have been several instances in which weaknesses or vulnerabilities in the Company's security implementation were discovered, the most significant of which was the discovery of the information used to generate the keys for secure communications between two computers using Netscape products with relatively minimal computing power. In each instance in which a vulnerability or weakness was discovered in the Company's security implementation, the Company attempted to address the vulnerability or weakness by making the various design changes in its security and reviewing those changes both internally and with a broad set of outside industry experts. The design changes appear to have resolved known security vulnerabilities and weaknesses in the Companys products.

In addition, the Company's products incorporate technology from other software companies which could be vulnerable to security flaws. For example, in March 1996, certain security flaws were discovered in the Java programming language; in particular, one security flaw was discovered which could have jeopardized the security of information stored in the computer of Netscape Navigator users. Sun Microsystems Inc. ("Sun"), the licenser of Java, has corrected this particular security flaw and has distributed the software fix to the Company. However, there can be no assurance that the Company's products will not be susceptible to other security flaws, whether in Java or other technology incorporated into the Company's products.

Despite the Company's attempts to address the vulnerabilities and weaknesses in its security implementation, the Company's products and licensed technology incorporated in such products may continue to be vulnerable to break-ins and similar disruptive problems caused by Internet users. Further, as is generally known, weaknesses in the environment in which Netscape products are used may compromise the security of confidential electronic information exchanges across the Internet. This includes, but is not limited to, the security of the physical network, security of the physical machines used for the information transfer and the security of the operating system on top of which the Netscape products are running. Any such flaws in the Internet or the end-user environment, or weaknesses or vulnerabilities in the Company's products or licensed technology incorporated in such products, would jeopardize the security of confidential information sent over the Internet using Netscape software, such as e-mail and credit card numbers, and might enable others to dismantle the special security techniques meant to protect such transactions.

Any further computer break-ins or other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of end-users of the Company's products, which may result in significant liability to the Company and may also deter potential customers. Moreover, the security and privacy of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace generally, and the Company's customer base and revenues in particular. The Company attempts to limit its liability to its customers, including liability arising from failure of the security implementation contained in the Company's products, through contractual provisions. However, there can be no assurance that such limitations will be effective. The Company currently does not have product liability insurance to protect against risks associated with forced break-ins or disruptions. There can be no assurance that additional security vulnerabilities and weaknesses will not be discovered in the Company's products or licensed technology incorporated in such products or that weaknesses in the end-user environments will not limit the use of the Internet as a commercial medium. Any additional security related problems in the Company's products or licensed technology incorporated in such products may require significant expenditures of capital and resources by the Company to alleviate such problems, may result in lawsuits against the Company, may result in loss of customers and may cause interruptions, delays or cessations of product shipments to the Company's customers. Any such expenditures, lawsuits, loss of customers, interruptions, cessations or delays would likely have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

The market for Internet-based software and services is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Almost all of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. The Company's current and potential competitors can be divided into several groups: Microsoft Corporation ("Microsoft"), browser software vendors, Web server software and service vendors, and PC and Unix software vendors.

Microsoft Corporation. Microsoft has bundled its own browser with its Windows 95 operating system. Microsoft's browser can also be downloaded for free over the Internet and is being offered as a free product to distributors and end-users, including distributors and end-users of the Company's products. The penetration of this software into Microsoft's installed base of PC users has increased the competitive pressures on the Company, which may result in price reductions for Netscape's client software and may also materially reduce Netscape's market share. Further, in February 1996, Microsoft introduced its Internet server software (ISS) that is bundled with Microsoft's Windows NT Advanced Server operating system at no additional cost, which may cause further price pressure on Netscape's server products. Moreover, Microsoft has announced its intention to develop commercial applications software which will compete directly with Netscape's commercial applications software. The Company believes that Microsoft has attempted to create competitive advantages for its browser and server products by bundling these products with its operating systems. The Company also believes that microsoft is attempting to use its dominant position in desktop software to secure preferential contracts with third parties, including third parties with whom the Company has relationships. In addition, the Company believes that Microsoft may promote technologies and standards with
which Netscape's products are not compatible.   Further, Microsoft is devoting a
portion of its substantial resources to developing, marketing and distributing Internet software and services in an attempt to gain market share. Microsoft has a longer operating history, a much larger installed base and number of employees and dramatically greater financial, technical and marketing resources, access to distribution channels and name recognition than the Company. As a result of Microsoft's ability to leverage all of the foregoing to its advantage, there can be no assurance that Netscape's business, operating results and financial condition will not be materially adversely affected.

Browser Software Vendors. Several companies are currently offering client-based Web browser products, including Spry, Inc. (a subsidiary of CompuServe), Spyglass, Inc. ("Spyglass"), NetManage Inc., Network Computing Devices, Inc. and Quarterdeck Office Systems, Inc. ("Quarterdeck"). Other companies, such as Oracle Corporation ("Oracle"), have announced their intention to offer Web browser products. In addition, the NCSA at the University of Illinois distributes its product, NCSA Mosaic, for free for noncommercial use. Further, Spyglass has an exclusive license for NCSA Mosaic and is actively sublicensing it to other commercial vendors. These sublicensees are expected to offer derivative products that will compete with the Company's Netscape Navigator product line.

Server Software and Service Vendors. Several companies are currently offering Web server software products that compete directly with the Company's Web server products, and others are offering Web server software that they install and operate on behalf of their customers or bundle with other services. Companies offering competing Web server products include Microsoft, IBM, Oracle, Novell, Inc., Spyglass, Open Market, Inc. ("Open Market"), Quarterdeck and O'Reilly & Associates, Inc., among others. In addition, some of these companies are enhancing the functionality of their existing products through their Web product offerings. In addition to Microsoft's bundling of ISS with its Windows NT Advanced Server, Lotus Development Corporation ("Lotus"), a subsidiary of IBM, has developed a Web server based on its popular Notes group software program, and Oracle has introduced a Web server product that works with its large installed base of database software. Service companies include Open Market and Internet Media Services, which publish content from third parties on their own Web servers. In the future, software companies which have server products in other product categories, such as database vendors, may choose to enhance the functionality of existing products or develop new products which are competitive with the Company's Web server and Commercial Applications products.

PC and Unix Software Vendors. The Company believes that PC software vendors may become particularly formidable competitors. In addition to Microsoft, IBM is currently incorporating client software, and may incorporate Web server software, in its OS/2 operating system, and the Company believes that other PC operating system vendors, including Apple Computer, Inc., will also incorporate some Web client or server functionality into their operating systems as standard features. The Company also expects Unix operating systems vendors, such as Sun, Hewlett-Packard Company, IBM, Digital Equipment Corporation, Santa Cruz Operations, Inc. and Silicon Graphics, Inc., to incorporate Web client and server software into their operating systems. If these companies incorporate Web client or server functionality into their software products and to the extent such technology is not licensed from Netscape or is licensed from Netscape at significantly reduced prices, the Company's revenues could be materially, adversely affected.

Additional competition could come from client/server applications and tools vendors, multimedia companies, document management companies, networking software companies, network management companies and educational software companies. Further, the Company's current products are designed around certain standards, and industry acceptance of competing standards could decrease the demand for the Company's products.

Competitive factors in the Internet-based software and services market include core technology, breadth of product features, product quality, marketing and distribution resources, and customer service and support. The Company believes it presently competes favorably with respect to each of these factors. However, the market and competition are still new and rapidly emerging, and there can be no assurance that the Company will be able to compete successfully against current or future competitors, nor can there be any assurance that this competition will not result in price reductions of the Company's products or loss of market share or otherwise will not materially adversely affect the Company's business, operating results and financial condition.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. However, the Company typically operates with minimal backlog. As a result, quarterly sales and operating results generally depend on the volume and timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company (i) plans to increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) will incur significant merger-related charges and other increases in operating expenses associated with recently completed and proposed acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, price reductions by the Company (such as those made in October 1995 and March 1996) or its competitors, mix of distribution channels through which products are sold, mix of products and services sold, mix of international and North American revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions or acquisitions (such as the InSoft, Netcode and Paper Software acquisitions) that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company's principal source of liquidity was approximately $145.6 million in cash, cash equivalents and short-term investments and $34.4 million in long-term investments, a $9.8 million increase over December 31, 1995 cash and investment balances. The increase in cash and investment balances was primarily attributable to operating activities including an increase in the number of deferred non-refundable prepayments received pursuant to product licensing arrangements and an increase in current liabilities, partially offset by the impact of capital expenditures and an increase in accounts receivable.

For the quarter ended March 31, 1996, cash used in investing activities of $18.7 million was primarily due to capital expenditures of $13.6 million and a net increase in investments available-for-sale of $5.1 million. Cash provided by financing activities of $1.4 million in the first quarter of 1996 was primarily attributed to the net proceeds from the issuance of common stock in conjunction with stock option exercises.

Deferred revenues primarily consist of the unrecognized portion of service revenues received pursuant to maintenance and support contracts and the unrecognized portion of non-refundable prepaid license royalties received pursuant to reseller agreements. Deferred revenues increased from $30.0 million at December 31, 1995 to $54.2 million at March 31, 1996 due to an increase in the number of reseller agreements, the amount of prepayments received pursuant to reseller agreements, the number of software license subscription contracts sold and, to a lesser extent, to an increase in the number of training, consulting and maintenance and support contracts.

Capital expenditures in the first quarter of 1996 were $13.6 million. The Company estimates that total 1996 capital expenditures will be at least $50 million, which includes planned purchases of computer hardware and software as well as planned leasehold improvements related to additional leased facilities.

Management believes existing cash and investments together with cash flows expected to be generated from operations will be sufficient to meet the Company's operating requirements for the next twelve months.

                          PART II -- OTHER INFORMATION
                          ----------------------------

ITEM 1.  LEGAL PROCEEDINGS

On April 2, 1996, Elk Industries Inc. ("Elk") filed suit in the United States District Court for the Southern District of Florida against the Company alleging infringement of U.S. Patent No. 4,124,773 titled "Audio Storage and Distribution" (the "Elk Patent"). The complaint alleges that Netscape
Navigator and possibly other Company products infringe the Elk Patent, and also that the Company is inducing infringement and contributing to the infringement of the Elk Patent.

The complaint does not describe how the Company's products allegedly infringe the Elk Patent or how the Company allegedly induces or contributes to such infringement. Netscape believes that the complaint is without merit and intends to defend the litigation vigorously.

There can be no assurance that the Company will not be held to infringe, induce infringement or contribute to the infringement of the Elk Patent. In such case, the Company could incur additional costs and liability, including costs and liability from claims for indemnification resulting from infringement. The assertion of these patent rights by Elk, if successful, could also prevent the Company's products from enabling users to retrieve and transmit digital files that contain audio information, where such audio information has been processed in accordance with the techniques described in the Elk Patent.


ITEM 2.  CHANGES IN SECURITIES

On January 23, 1996, the Company effected a two-for-one split of its outstanding common stock and correspondingly increased the Company's authorized common stock from 100 million to 200 million shares. The stock split was originally approved by the Company's Board of Directors on November 13, 1995, and the stockholders approved the stock split at a special meeting of stockholders held on January 23, 1996. The stock split was reflected in the Nasdaq National Market on February 7, 1996. Share and per share data for all periods presented in this report have been adjusted to give effect to the stock split.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits:
       Exhibit 11.1 - Statement of Computation of Earnings Per Share (page 16).
       Exhibit 27 - Financial Data Schedule.

  (b)  Reports on Form 8-K:
       No reports on Form 8-K were filed by Netscape during the quarter ended March 31, 1996.



ITEMS 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              NETSCAPE COMMUNICATIONS CORPORATION



Date: May 13, 1996       By:  /s/  PETER L.S. CURRIE
      ------------            ----------------------------
                              Peter L.S. Currie,
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial Officer)



Date: May 13, 1996       By:  /s/ NOREEN G. BERGIN
      ------------            -----------------------------
                              Noreen G. Bergin
                              Vice President and Corporate Controller
                              (Principal Accounting Officer)