Form 10-Q
period 1996-06-30
NETSCAPE COMMUNICATIONS CORP
filed 1996-08-14
CIK 944458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  (Mark One)

             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

         OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______ to ______.

                         Commission File Number: 0-26310

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

Yes [ x ]      No  [  ]

The number of shares outstanding of the registrant's Common Stock as of July 31, 1996 was 84,493,997.

                                      INDEX
                       NETSCAPE COMMUNICATIONS CORPORATION



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                                                                Page
         (a)  Condensed Consolidated Balance Sheets
              as of June 30, 1996 and December 31, 1995....................................................    3

         (b)  Condensed Consolidated Statements of Operations
              for the Three and Six Months Ended June 30, 1996 and 1995....................................    4

         (c)  Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 1996 and 1995..............................................    5

         (d)  Notes to Condensed Consolidated Financial Statements.........................................    6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............    8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings............................................................................   20

Item 4.       Submission of Matters to a Vote of Security Holders..........................................   20

Item 6.       Exhibits and Reports on Form 8-K.............................................................   21

Signatures.................................................................................................   22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NETSCAPE COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(in thousands)

                                                                                June 30,       December 31,
                                                                                  1996             1995
                                                                                ---------        ---------

                                  ASSETS
Current assets:
 Cash and cash equivalents                                                      $  54,997        $  55,276
 Short-term investments                                                            85,214           96,841
 Accounts receivable, net                                                          58,045           27,099
 Other current assets                                                              11,370            6,405
                                                                                ---------        ---------
  Total current assets                                                            209,626          185,621

Property and equipment, net                                                        57,445           20,872
Long-term investments                                                              35,191           21,714
Other assets                                                                        4,805            2,947
                                                                                ---------        ---------
                                                                                $ 307,067        $ 231,154
                                                                                =========        =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                               $  28,927        $   8,533
 Accrued compensation and related liabilities                                      11,064            6,567
 Other accrued liabilities                                                         13,281            6,111
 Deferred revenues                                                                 64,616           30,032
 Current portion of long-term obligations and
  installment notes payable                                                         1,379            1,326
                                                                                ---------        ---------
   Total current liabilities                                                      119,267           52,569

Long-term obligations and installment notes payable                                   948            1,198

Stockholders' equity:
 Preferred stock, common stock and additional paid-in capital                     211,467          207,196
 Notes receivable from stockholders                                                  (425)            (763)
 Deferred compensation                                                             (7,356)          (8,584)
 Unrealized gain on available-for-sale securities                                   1,748            2,157
 Accumulated deficit                                                              (18,639)         (22,716)
 Accumulated translation adjustment                                                    57               97
                                                                                ---------        ---------
  Total stockholders' equity                                                      186,852          177,387
                                                                                ---------        ---------
                                                                                $ 307,067        $ 231,154
                                                                                =========        =========

                             See accompanying notes.

                       NETSCAPE COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


(in thousands, except per share data)

                                                         Three Months Ended              Six Months Ended
                                                              June 30,                        June 30,
                                                       -----------------------        ------------------------
                                                          1996           1995           1996            1995
                                                       --------       --------        ---------       --------
Revenues:
 Product revenues                                      $ 62,296       $ 13,095        $ 111,347       $ 19,152
 Service revenues                                        12,710            977           19,780          1,365
                                                       --------       --------        ---------       --------
         Total revenues                                  75,006         14,072          131,127         20,517

Cost of revenues:
 Cost of product revenues                                 9,703            982           16,514          1,413
 Cost of service revenues                                 2,325            337            4,008            537
                                                       --------       --------        ---------       --------
         Total cost of revenues                          12,028          1,319           20,522          1,950
                                                       --------       --------        ---------       --------

Gross profit                                             62,978         12,753          110,605         18,567

Operating expenses:
 Research and development                                17,826          5,105           31,952          7,932
 Sales and marketing                                     32,506          8,224           58,311         12,935
 General and administrative                               6,018          2,612           11,224          4,986
 Merger related charges                                   6,100              -            6,100              -
 Property rights agreement and related charges                -              -                -            500
                                                       --------       --------        ---------       --------
         Total operating expenses                        62,450         15,941          107,587         26,353
                                                       --------       --------        ---------       --------
Operating income (loss)                                     528         (3,188)           3,018         (7,786)

 Interest income, net                                     1,878            396            4,309            487
 Equity in net losses of joint ventures                    (416)             -             (416)             -
                                                       --------       --------        ---------       --------
         Interest and other income, net                   1,462            396            3,893            487
                                                       --------       --------        ---------       --------
Income (loss) before income taxes                         1,990         (2,792)           6,911         (7,299)
Provision for income taxes                                1,084              -            2,416              -
                                                       --------       --------        ---------       --------
Net income (loss)                                      $    906       $ (2,792)       $   4,495       $ (7,299)
                                                       ========       ========        =========       ========
Net income (loss) per share                            $   0.01       $  (0.04)       $    0.05       $  (0.10)
                                                       ========       ========        =========       ========
Shares used in computing net income (loss) per share     87,937         69,919           86,470         69,917
                                                       ========       ========        =========       ========

                             See accompanying notes.

                       NETSCAPE COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                --------------------------
                                                                                    1996           1995
                                                                                --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income  (loss)                                                              $   4,495      $   (7,299)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities net of
  companies acquired:
  Depreciation and amortization                                                     5,152             799
  Amortization of deferred compensation                                             1,228           1,275
 Changes in assets and liabilities:
  Accounts receivable                                                             (30,943)         (8,298)
  Other current assets                                                             (4,951)           (853)
  Accounts payable                                                                 20,244           3,301
  Accrued compensation and related liabilities                                      4,487           1,460
  Other accrued liabilities                                                         6,845             562
  Deferred revenues                                                                34,584          12,822
                                                                                ---------      ----------
Net cash provided by operating activities                                          41,141           3,769

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                             (41,641)          (5,196)
Increase in other assets                                                          (1,847)            (541)
Purchases of investments available-for-sale                                     (259,059)         (18,967)
Maturity of investments available-for-sale                                       174,921                -
Sale of investments available-for-sale                                            81,879                -
                                                                                --------       ----------
Net cash used in investing activities                                            (45,747)         (24,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of installment notes payable                                    -            2,243
Payments on installment notes payable                                               (197)            (137)
Proceeds from issuance of preferred and common stock, net                          4,326           22,916
                                                                                --------       ----------
Net cash provided by financing activities                                          4,129           25,022

Net increase (decrease) in cash and cash equivalents                                (279)           4,087
Cash and cash equivalents at beginning of period                                  55,276           10,021
                                                                                --------       ----------
Cash and cash equivalents at end of period                                      $ 54,997       $   14,108
                                                                                ========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid                                                               $    282       $      223
                                                                                ========       ==========

                             See accompanying notes.

                       NETSCAPE COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Netscape Communications Corporation ("Netscape" or the "Company") for the year ended December 31, 1995 and the notes thereto and the unaudited condensed consolidated financial statements for the quarter ended March 31, 1996. Certain prior period balances have been reclassified to conform with the current period presentation.

All results have been restated to reflect the Company's acquisition of InSoft, Inc. ("InSoft") which has been accounted for as a pooling of interests. Operating results since January 1, 1996 have been restated to reflect the Company's acquisitions of Netcode Corporation ("Netcode") and Paper Software, Inc. ("Paper"). Operating results for 1995 and prior periods have not been restated to reflect the acquisitions of Netcode and Paper as such adjustments are immaterial.


PER SHARE DATA

Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants using the treasury stock method.


CASH, CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturity dates of 90 days or less. Short and long-term investments, all of which are classified as available-for-sale, consist of high quality debt securities with original maturity dates between 90 days and five years. Available for sales securities are stated at fair value as determined by the quoted market prices of the securities.


BUSINESS COMBINATIONS

In April 1996, the Company completed its acquisition of InSoft, a provider of network-based communications and collaborative software for the enterprise, in a transaction accounted for as a pooling of interests. Under the terms of the agreement, Netscape purchased all of the outstanding capital stock and assumed all of the outstanding stock options of InSoft, a privately held company, for an aggregate of 2.0 million shares of Netscape stock. The Company incurred direct transaction costs of $5.1 million in the acquisition, primarily associated with fees for investment banking, legal, accounting, severance costs and other related charges, which were charged to operations during the quarter ended June 30, 1996. The results of operations for InSoft are included in the consolidated results of operations for all periods.

In April 1996, the Company completed its acquisition of Netcode, a creator of a Java-based visual interface builder and object toolkit for rapidly developing Java applications, in a transaction accounted for as a pooling of interests. Under the terms of the agreement, Netscape purchased all of the outstanding capital stock and assumed all of the outstanding stock options of Netcode, a privately held company. The Company incurred direct transaction costs of $300,000 associated with the transaction which were charged to operations during the quarter ended June 30, 1996. The historical results of operations for Netcode are not material in relation to those of Netscape and financial information for 1995 and prior periods has not been restated to reflect the merger. Operating results since January 1, 1996, however, have been restated to reflect the operating results of Netcode.

In May 1996, the Company completed its acquisition of Paper, a provider of distributed three-dimensional graphics and maker of WebFX VRML software, in a transaction accounted for as a pooling of interests. Under the terms of the agreement, Netscape purchased all of the outstanding capital stock and assumed all of the outstanding stock options of Paper, a privately held company. The Company incurred direct transaction costs of $700,000 associated with the transaction which were charged to operations during the quarter ended June 30, 1996. The historical results of operations for Paper are not material in relation to those of Netscape and financial information for 1995 and prior periods has not been restated to reflect this merger. Operating results since January 1, 1996, however, have been restated to reflect the operating results of Paper.


JOINT VENTURES

The Company entered into two joint ventures during the quarter ended June 30, 1996 which required the contribution of certain technology licenses and cash for an approximately 50% interest in each of the companies. The Company reports its share of earnings and losses of the joint ventures under the equity method of accounting. Each of the joint ventures is in the development stage and will incur escalating losses in the near term. The balance of investments in joint ventures at June 30, 1996 was insignificant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K"), the First Annual Report 1995 to Stockholders (the "Annual Report") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the "Form 10- Q"). The following discussion should be read in conjunction with the section entitled "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Form 10-K and the section entitled "Management's Discussion and Analysis" in the Annual Report. In addition, the factors set forth below in "Factors Affecting Operating Results" could affect the Company's future operating results.


OVERVIEW

Netscape Communications Corporation ("Netscape" or the "Company") is a leading provider of open client and server software, commercial applications and development tools that link people and information over the Internet and private transmission control protocol/internet protocol ("TCP/IP") networks. The Company was incorporated in April 1994, and completed its acquisitions of Collabra Software Inc. in November 1995 and InSoft in April 1996. Each of the acquisitions was treated as a pooling of interests for accounting purposes, and accordingly, the historical financial statements for the Company have been restated as if the transactions occurred at the beginning of the earliest period presented. The Company additionally completed its acquisitions of Netcode and Paper in April and May 1996, respectively, in transactions accounted for as pooling of interests. The historical results of operations for Netcode and Paper are not material in relation to those of Netscape and financial information for 1995 and prior periods has not been restated to reflect the acquisitions. Operating results since January 1, 1996, however, have been restated to reflect the operating results of Netcode and Paper.

In the second quarter of 1996, Netscape experienced significant growth in several aspects of its business. Revenues of $75 million reflected an increase of 34% over the immediately prior quarter. In addition, the Company continued to make investments in all aspects of its business in order to enable growth. Such investments included the hiring of permanent and contract labor in research and development, the expansion of facilities in both the United States and Europe, ongoing investment in sales and marketing programs, and the implementation of major management information systems across the majority of the Company's functional areas. Operating income of $6.6 million, excluding $6.1 million in merger related charges in the quarter, reflected an increase of 166% over the immediately prior quarter. Including merger related charges, operating income declined from $2.5 million to $528,000 quarter to quarter.

The Company believes that significant ongoing investment in all areas of the business will continue to be critical to the success of Netscape. Specifically, the Company plans to continue increasing its operating expenses to fund greater levels of research and development, expand the direct sales force and international sales and marketing operations, improve core management information systems and broaden customer support capabilities. In addition, the Company believes that there will be increases in operating expenses associated with the development and integration of new products, technologies and employees acquired as part of the acquisitions of InSoft, Netcode and Paper. The Company believes that the increases in operating expenses associated with the development and integration of these new products, technologies and employees will, in the near term, greatly exceed any associated increases in revenues. Furthermore, the Company continues to seek acquisitions, strategic investments and joint ventures that complement the Company's overall business strategy. As a result of these factors, the Company directs a significant percentage of its revenues towards operating expenses and towards non-operating expenses associated with equity interests in joint ventures and strategic investments and anticipates continuing to do so for the near future with the goal of achieving a minimal level of growth in earnings per share after adjusting for the impact of merger related charges. Net income was 7.7% of total revenues in the second quarter of 1996 as compared to 6.4% in the immediately prior quarter, excluding the impact of merger related charges. Earnings per share in the second quarter of 1996 was $0.07 as compared to $0.04 in the immediately prior quarter, after adjusting for merger related charges. Including merger-related charges, net income for the quarter ended June 30, 1996 was 1.2% of revenues and earnings per share was $0.01.

Although Netscape achieved earnings per share growth in previous quarters, the Company's expenses are relatively fixed in the near term and unexpected variances in planned revenues, which are difficult to forecast, can result in variations in operating margins and earnings. As a result of its strategy of focusing on software sales for intranets in large corporations, Netscape expects that a limited number of large sales to enterprise customers may account for a significant portion of revenue in some quarters, resulting in fluctuations in revenue in future periods. Any significant shortfall in demand for, or any significant reduction in the prices of, the Company's products and services in relation to the Company's expectations would have an immediate material adverse impact on the Company's business, operating results and financial condition.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company incurred net losses in each quarter from inception through the quarter ended June 30, 1995. As of June 30, 1996, the Company had an accumulated deficit of $18.6 million. Although the Company has experienced revenue growth in recent periods, such growth rates will not be sustainable and are not indicative of future operating results. There can be no assurance that the Company will sustain profitability.

RESULTS OF OPERATIONS

The following table sets forth operating results as a percentage of total revenues for the three month periods ended June 30, 1996 and March 31, 1996. Due to the significant growth in revenues and operating expenses between the three and six month periods ended June 30, 1995 versus the three and six month periods ended June 30, 1996, the Company believes that a comparison of operating results between the comparable periods in each year is not meaningful.

(in thousands, except per share data)

                                                                      Three Months Ended
                                                             ------------------------------------------
                                                               June 30, 1996           March 31, 1996
                                                             ------------------------------------------
                                                                           (unaudited)
Total revenues                                               $ 75,006    100.0%     $ 56,121    100.0%
Cost of revenues                                               12,028     16.0%        8,494     15.1%
                                                             ------------------     ------------------
Gross profit                                                   62,978     84.0%       47,627     84.9%

Operating expenses:
 Research and development                                      17,826     23.8%       14,126     25.2%
 Sales and marketing                                           32,506     43.3%       25,805     46.0%
 General and administrative                                     6,018      8.0%        5,206      9.3%
 Merger related charges                                         6,100      8.1%            -         -
                                                             ------------------     ------------------
         Total operating expenses                              62,450     83.3%       45,137     80.4%
                                                             ------------------     ------------------

Operating income                                                  528      0.7%        2,490      4.4%

 Interest income, net                                           1,878      2.5%        2,431      4.3%
 Equity in net losses of joint ventures                          (416)    (0.6%)           -         -
                                                             ------------------     ------------------
         Interest and other income, net                         1,462      1.9%        2,431      4.3%
                                                             ------------------     ------------------
Income before income taxes                                      1,990      2.7%        4,921      8.8%
Provision for income taxes                                      1,084      1.4%        1,332      2.4%
                                                             ------------------     ------------------
Net income                                                   $    906      1.2%     $  3,589      6.4%
                                                             ==================     ==================
Net income per share                                         $   0.01               $   0.04
                                                             ==================     ==================
Net income per share excluding merger related charges (1)    $   0.07               $   0.04
                                                             ==================     ==================

(1) Net income per share excluding merger related charges reflects actual net income per share adjusted for the impact of $6.1 million ($4.9 million after tax) in merger related charges incurred during the quarter ended June 30, 1996.

REVENUES

(in thousands)

                                                           Three Months Ended
                                               ---------------------------------------------
                                                 June 30, 1996            March 31, 1996
                                               ---------------------------------------------
                                                              (unaudited)
Client                                         $  45,052    60.1%      $ 34,987        62.3%
Server, Commercial Applications and Other         17,244    23.0%        14,064        25.1%
                                               ------------------      ---------------------
         Total Product Revenues                   62,296    83.1%        49,051       87.4%

Service                                           12,710    16.9%         7,070       12.6%
                                               ------------------      --------------------

         Total Revenues                           75,006   100.0%        56,121      100.0%
                                               ==================      ====================

The Company derives its revenues from two product categories, product and service. Product revenues consist of product licensing fees, and service revenues consist of fees for technical support, training, consulting and advertising space.

Product Mix. The Company experienced absolute growth in both major product groups and in service revenues in the second quarter of 1996 as compared to the immediately prior quarter. With respect to product revenues, the revenue growth between periods in client revenues was primarily attributable to unit volume increases in sales of Netscape Navigators. Server, commercial applications and other revenue growth was primarily attributable to significant unit volume increases in sales of server products. The quarter ended June 30, 1996 was the first full quarter the Company distributed its server products subject to the substantial (greater than 60% on average) price reduction announced during the quarter ended March 31, 1996. As a result, the quarter to quarter revenue growth reflects an even greater unit volume increase in the product line driven by absolute growth in the market for such server products and the Company's introduction of several new server products. Newly released server products during the quarter include Netscape Enterprise Server 2.0, Netscape FastTrack Server 2.0, Netscape Mail Server 2.0, Netscape News Server 2.0, Netscape Proxy Server 2.0 and the Netscape SuiteSpot Server bundle which is a flexible suite of five integrated servers for businesses.

The Company expects that the percentage of product revenues attributable to its server, commercial applications and other software products as compared to its client product line will fluctuate in future periods depending upon consumer buying patterns, pricing actions taken by the Company, competition and the timing of new product introductions. In general, it is the Company's strategy to achieve a greater percentage of revenues from its server product family in future periods, although there can be no assurance that the Company will be successful at achieving this goal. From time to time, the Company may reduce the prices of its products. If such price reductions occur and do not generate sufficient increases in the volume of its software licenses, the Company's operating results will be materially adversely affected.

Service revenues continued to show absolute revenue growth quarter to quarter primarily due to increased sales of advertising space and, to a lesser extent, technical support revenues. The growth in advertising revenues was primarily attributable to the introduction of a program whereby Netscape receives fees from Internet search and directory content provider companies in return for prominent placement of content on the Netscape web site. Increases in technical support revenues were primarily associated with providing service to a larger installed base.

The Company believes that service revenues may increase as a percentage of total revenues in future periods as a result of continued growth in the installed base of technical support contracts as well as an increase in advertising revenues associated with the placement of advertisements and other content on the Company's web site. However, the relative growth in service revenues experienced in the quarter ended June 30, 1996 was largely attributable to the inception of the Internet search and directory program and such growth will not be maintained.

Channel Mix. The Company distributes substantially all of its products through a combination of direct (including field sales, Internet-based sales and telesales), OEM, VAR and retail channels. In the second quarter of 1996, direct sales accounted for 53% of total revenues as compared to 48% in the immediately prior quarter. Indirect channels, comprised of OEMs and VARs, accounted for 38% of revenues during the quarter as compared to 42% in the immediately prior quarter. The Company believes that the growth in the direct channel was primarily a function of several significant successes in strategic corporate accounts and the ability of direct sales personnel to generate demand during major product upgrades more effectively than indirect sales channels. Retail revenues accounted for a relatively equal percentage of revenues between quarters, reflecting 9% and 10% of revenues in the quarters ended June 30, 1996 and March 31, 1996, respectively.

The Company believes that the percentage of total revenues accounted for by the retail channel may decrease in the future as a result of relatively greater revenue in other channels. In addition, the Company expects other indirect channels to account for an increasing percentage of total revenues in future periods as such reseller channels become more established and familiar with new products. The distribution of revenues among channels will fluctuate in absolute dollars depending upon the timing of new product releases, the Company's ability to expand and leverage the distribution and OEM reseller channels and, to a lesser extent, consumer buying patterns which typically impact revenues in the retail channel.

Geographic Mix. International revenues (sales outside of North America) accounted for approximately 30% of total revenues in the second quarter of 1996 as compared to approximately 27% in the immediately prior quarter. The increase in international revenues, in both absolute dollars and as a percentage of total revenues, was primarily due to increased sales and marketing efforts in Europe and Japan, as well as increased demand for Internet related products in international markets. The Company began efforts to hire personnel and open offices in Australia, Hong Kong, Singapore and certain European countries during the quarter ended June 30, 1996.

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


GROSS MARGIN

Gross margin on total revenues declined a percentage point to 84.0% in the second quarter of 1996 from 84.9% in the immediately prior quarter primarily as a result of increased royalties paid to third parties for technology included in server products. The Company feels that this decline is consistent with its stated goal of continuing efforts to rapidly upgrade its products partially through the incorporation of third party technologies. Cost of product revenues in both periods consisted primarily of the cost of product materials, licensed technology and amounts paid to third party vendors for sales administration, order fulfillment and telephone support to customers. Cost of service revenues in both periods consisted primarily of outside consulting services and personnel related costs incurred in providing customer support, consulting services and, to a lesser extent, fees paid to a third party related to the sale of advertising.

Gross margins on total revenues may be impacted by the mix of distribution channels used by the Company, the mix of products or services sold, the mix of product revenues versus service revenues, the mix of international versus North American revenues and the prices charged for products. The Company typically realizes higher gross margins on direct sales than on sales through indirect channels, higher gross margins on North American sales than international sales, and higher gross margins on product revenues than on service revenues. In addition, the Company earns lower gross margins on shrink-wrap product licenses than on right-to-copy licenses. The Company believes that gross margins may be adversely impacted in the future due to increased sales through indirect channels, increased international revenues as a percentage of total revenues and increased service revenues as a percentage of total revenues. In addition, the Company believes that the total gross margin may decrease further in future periods due to increased costs associated with licensed technology included in both client and server products and product warranty costs, which includes free telephone support for Netscape Navigator products.

OPERATING EXPENSES

The Company's operating expenses, excluding Property Rights Agreement and Related Charges and Merger Related Charges, have increased in absolute dollar amounts in every consecutive quarter through the quarter ended June 30, 1996. This trend reflects the Company's rapid growth and expansion in all operating areas. The Company believes that continued expansion of operations is essential to achieving and maintaining market leadership. In addition, the Company anticipates continued increases in its infrastructure-related expenses, such as costs for facilities, telecommunications and management information systems.

The Company recorded deferred compensation of $11.1 million for the difference between the grant price and the deemed fair value of the Company's common stock for stock options granted in the first six months of 1995. Operating expenses in the quarters ended March 31,1996 and June 30, 1996 each include $600,000 of non-cash charges associated with the amortization of such deferred compensation. The Company will record additional operating expenses of $600,000 in each of the remaining quarters in 1996 and periods thereafter associated with the amortization of deferred compensation.

Research and Development. Research and development expenses consist primarily of salaries and consulting fees to support product development. Research and development expenses in the second quarter of 1996 increased in absolute dollars as compared to the immediately prior quarter, although such expenses declined as a percentage of total revenues from 25.2% to 23.8%. The dollar increases in the period were primarily attributable to increased staffing and consulting costs. Management believes that research and development activities are the single most critical area for investment in the Company and, as a result, intends to increase the level of research and development expenses in future periods which may cause them to increase as a percentage of total revenues in future periods.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, consulting fees, trade show expenses and advertising. Sales and marketing expenses in the second quarter of 1996 increased in absolute dollars as compared to the immediately prior quarter, although such expenses declined as a percentage of total revenues from 46.0% to 43.3%. The increases in dollar amounts in the second quarter of 1996 were primarily attributable to increased staffing, marketing programs, costs associated with opening new sales offices and sales commissions on increased sales. The Company intends to increase the level of sales and marketing expenses in future periods.

General and Administrative. General and administrative expenses consist primarily of salaries and fees for professional services. General and administrative expenses in the second quarter of 1996 increased in absolute dollars as compared to the immediately prior quarter, although such expenses declined as a percentage of total revenues from 9.3% to 8.0%The dollar increases in the period were primarily attributable to increased staffing, legal expenditures and contract labor to support higher revenue levels. The Company intends to increase the level of general and administrative expenses in future periods.

Merger Related Charges. The Company incurred certain merger related expenses totaling $6.1 million for the quarter ended June 30, 1996. These expenses relate to the Company's acquisitions of InSoft, Netcode and Paper and were primarily associated with fees for investment banking, legal, accounting, severance costs and other related charges incurred with the acquisitions. The Company does not anticipate incurring any additional material non-recurring charges associated with these mergers, however there can be no assurance that such charges will not be incurred in subsequent quarters. The Company believes that there will be increases in operating expenses associated with development and integration of new products, technologies and employees acquired as part of the acquisitions of InSoft, Netcode and Paper. See Overview and Notes to Condensed Consolidated Financial Statements.


INTEREST INCOME, NET

Net interest income decreased $553,000 in the second quarter of 1996 as compared to the immediately prior quarter primarily as a result of the lower pre-tax interest income earned on investment balances. The Company continued to transition its investment portfolio to tax-exempt investment instruments which yielded lower pre-tax interest rates in the second quarter of 1996 in order to achieve higher after-tax earnings. Pre-tax interest income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes to market rates for investments.

EQUITY IN NET LOSSES OF JOINT VENTURES

The Company entered into two joint ventures during the quarter ended June 30,1996 which required the contribution of certain technology licenses and cash for an approximately 50% interest in each of the companies. Equity in net losses of joint ventures of $416,000 for the second quarter of 1996 reflects the Company's share of the net losses of the joint ventures under the equity method of accounting. The balance of investments in joint ventures at June 30, 1996 is insignificant, although the Company may provide additional contributions to these joint ventures in the future. Each of the joint ventures is in the development stage and will incur escalating net losses in the near term.


PROVISION FOR INCOME TAXES

The Company's effective tax rate for the second quarter and the six months ended June 30, 1996 increased to 54% and 35%, respectively. The provision in the second quarter reflected an increase over the first quarter due primarily to the effect of non-deductible merger expenses and the resulting change in estimate by the Company of its expected effective tax rate for the year.

The Company anticipates its fiscal 1996 effective tax rate, exclusive of the effect of one-time acquisition charges, to be approximately 27%. This rate is lower than the statutory U.S. federal rate due primarily to the benefit of net operating loss and tax credit carryovers. This rate could change based upon a change in the estimated amount or geographic mix of the Company's earnings, the amount of permanent reinvestment offshore of a portion of the Company's 1996 earnings, changes in U.S. tax law such as reinstatement of the research tax credit, or additional benefits of net operating loss and credit carryovers of future acquisitions.

FACTORS AFFECTING OPERATING RESULTS

COMPETITION

The market for Internet-based software and services is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Almost all of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. The Company's current and potential competitors can be divided into several groups: Microsoft Corporation ("Microsoft"), web server software and service vendors, browser software vendors, and PC and Unix software vendors.

Microsoft Corporation. Microsoft is devoting a significant portion of its substantial resources to developing, marketing and distributing Internet software and services in an attempt to gain market share. Microsoft has bundled its own browser with its Windows 95 operating system, allows it to be downloaded for free over the Internet and is offering it as a free product to distributors and end-users, including distributors and end-users of the Company's products. Microsoft has also announced that future versions of its Microsoft Office Applications suite will offer enhanced Internet capability that may be dependent upon certain functionality of Microsoft's browser. Further, in August 1996, Microsoft shipped Version 2.0 of its Internet Information Server ("IIS") that is bundled with Microsoft's Windows NT Advanced Server operating system at no additional cost, which may cause further price pressure on Netscape's server products. Microsoft has also been adding Internet capability to its range of server software offered on the Windows NT operating system. Microsoft is bundling a web authoring tool for free with its NT Server and recently introduced a server that will compete with Netscape Proxy Server. Further, Microsoft is expected to soon begin offering products in the commercial applications software area, particularly products competitive to Netscape Merchant System. In June 1996, Microsoft announced server products for Internet service providers ("ISPs") and content providers to set up web servers and related services. Microsoft's significant focus and product development activity in the market for Internet products and services and the penetration of Microsoft's software into its installed base of PC users has significantly increased the competitive pressures on the Company. Such pressures may result in price reductions in Netscape's products and may also materially reduce Netscape's market share.

The Company believes that Microsoft has attempted to create competitive advantages for its browser and server products by bundling these products with its operating systems, often at no additional cost. Moreover, Microsoft has announced its intention to bundle its browser and server products in a more tightly integrated fashion with its underlying operating systems. If Microsoft's browser and server products are more tightly integrated with Microsoft's operating systems, the ability of Microsoft's competitors, including Netscape, to obtain effective access to Microsoft's operating systems could be impeded, particularly if such competitors are not timely given the application programming interfaces or other technical information necessary to access Microsoft's operating systems. Microsoft may also use other means of attempting to restrict access to its operating systems. For example, Microsoft may assert licensing or other restrictions which could restrict the access of competitors to its operating systems. In particular, Microsoft has asserted that its Windows NT Workstation operating system is not meant to be used as a server operating system for a web site. If Microsoft is successful in restricting access to its operating systems, sales of Netscape's server and commercial application products in particular, and Netscape's business, operating results and financial condition in general, could be materially adversely effected.

The Company also believes that Microsoft is attempting to use its dominant position in desktop software to secure preferential distribution and bundling contracts with third parties such as ISPs, online service providers and VARs, including third parties with whom the Company has relationships. In addition, the Company believes that Microsoft may promote technologies and standards with which Netscape's products are not compatible. For example, Microsoft is promoting its proprietary Active X technology as an alternative to the Java programming language for Internet application software. Although Netscape supports Active X through a third party plug-in, if Microsoft is successful in promoting widespread adoption of its Active X technology as an alternative to Java, Netscape's business, operating results and financial condition could be materially adversely affected.

Microsoft has a longer operating history, a much larger installed base and number of employees and dramatically greater financial, technical and marketing resources, access to distribution channels and name recognition than the Company. Microsoft's substantially greater resources are a significant competitive advantage. For example, Microsoft is currently offering certain of its Internet products for free or for no additional charge when bundled with another product and may eventually offer all of its Internet products for free or for no additional charge. In addition, Microsoft is investing significantly in localizing Internet software in non-English languages, which may be a competitive threat as Netscape expands its international business. As a result of all of the foregoing, there can be no assurance that Netscape's business, operating results and financial condition will not be materially adversely affected.

Server Software and Service Vendors. Several companies are currently offering web server software products that compete directly with the Company's web server products, and others are offering web server software that they install and operate on behalf of their customers or bundle with other services. Companies offering competing web server products include Microsoft, IBM, Oracle, Novell, Inc., Spyglass, Open Market, Inc. ("Open Market"), Quarterdeck and O'Reilly & Associates, Inc., among others. In addition, some of these companies are enhancing the functionality of their existing products through their web product offerings. In addition to Microsoft's bundling of IIS with its Windows NT Advanced Server, Lotus Development Corporation ("Lotus"), a subsidiary of IBM, has developed a web server based on its popular Notes group software program, and Oracle has introduced a web server product that works with its large installed base of database software. Service companies include Open Market and Internet Media Services, which publish content from third parties on their own web servers. In the future, software companies which have server products in other product categories, such as database vendors, may choose to enhance the functionality of existing products or develop new products which are competitive with the Company's web server and Commercial Applications products. In addition to the commercial companies providing web server software, there is the continued competition from "freeware" server software available on Unix platforms to customers at no cost. The most significant such competitor today is Apache, which has the largest measured market share of web servers on the Internet as of July, 1996.

Browser Software Vendors. In addition to Microsoft, several companies are currently offering a client-based web browser. The National Center for Supercomputing Applications at the University of Illinois, additionally, distributes its product, NCSA Mosaic, for free for noncommercial use. These client-based web browser products all compete directly with the Company's Netscape Navigator product line.

PC and Unix Software Vendors. The Company believes that PC software vendors may become particularly formidable competitors. In addition to Microsoft, IBM is currently incorporating web client software, and may incorporate web server software, in its OS/2 operating system, and the Company believes that other PC operating system vendors, including Apple Computer, Inc., will also incorporate some web client or server functionality into their operating systems as standard features. The Company also expects Unix operating systems vendors, such as Sun Microsystems, Inc., Hewlett-Packard Company, IBM, Digital Equipment Corporation, Santa Cruz Operations, Inc. and Silicon Graphics, Inc., to incorporate web client and server software into their operating systems. If these companies incorporate web client or server functionality into their software products and to the extent such technology is not licensed from Netscape or is licensed from Netscape at significantly reduced prices, the Company's revenues could be materially adversely affected.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. In addition, the Company typically operates with minimal backlog. As a result, quarterly sales and operating results generally depend on the volume and timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. As a result of its strategy of focusing on software sales for intranets in large corporations, Netscape expects that a limited number of large sales to enterprise customers may account for a significant portion of revenue in some quarters, resulting in fluctuations in revenue in future periods. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company (i) plans to increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may continue to incur significant merger-related charges and other increases in operating expenses associated with recently completed and any future acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, the timing of large sales, price reductions by the Company (such as those made in October 1995 and March
1996) or its competitors, mix of distribution channels through which products are sold, mix of products and services sold, mix of international and North American revenues, and general economic conditions. In particular, the Company believes that quarterly operating results may fluctuate due to the timing of revenue from a limited number of large sales as a result of the Company's focus on the enterprise market. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions or acquisitions (such as the InSoft, Netcode and Paper Software acquisitions) that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Because of all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.


SECURITY RISKS

The Company has included in its products security protocols which operate in conjunction with encryption and authentication technology licensed from RSA Data Security Inc. Despite the existence of these technologies, the Company's products have been found to be vulnerable to break-ins and similar disruptive problems caused by Internet users. In the last year, there have been several instances in which weaknesses or vulnerabilities in the Company's security implementation were discovered. In each instance in which a vulnerability or weakness was discovered in the Company's security implementation, the Company attempted to address the vulnerability or weakness by making the various design changes in its security and reviewing those changes both internally and with a broad set of outside industry experts. The design changes appear to have resolved known security vulnerabilities and weaknesses in the Company's products.

In addition, the Company's products incorporate technology from other software companies which could be vulnerable to security flaws. For example, in March 1996 certain security flaws were discovered in the Java programming language; in particular, one security flaw was discovered which could have jeopardized the security of information stored in the computer of Netscape Navigator users. Sun Microsystems Inc. ("Sun"), the licensor of Java, has corrected this particular security flaw and has distributed the software fix to the Company. However, there can be no assurance that the Company's products will not be susceptible to other security flaws, whether in Java or other technology incorporated into the Company's products.

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

Any further computer break-ins or other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of end-users of the Company's products, which may result in significant liability to the Company and may also deter potential customers. Moreover, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace generally, and the Company's customer base and revenues in particular. The Company attempts to limit its liability to its customers, including liability arising from failure of the security implementation contained in the Company's products, through contractual provisions. However, there can be no assurance that such limitations will be effective. The Company currently does not have product liability insurance to protect against risks associated with forced break-ins or disruptions. There can be no assurance that additional security vulnerabilities and weaknesses will not be discovered in the Company's products or licensed technology incorporated in such products or that weaknesses in the end-user environments will not limit the use of the Internet as a commercial medium. Any additional security related problems in the Company's products or licensed technology incorporated in such products may require significant expenditures of capital and resources by the Company to alleviate such problems, may result in lawsuits against the Company, may result in loss of customers and may cause interruptions, delays or cessations of product shipments to the Company's customers. Any such expenditures, lawsuits, loss of customers, interruptions, cessations or delays would likely have a material adverse effect on the Company's business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's principal source of liquidity was approximately $140.2 million in cash, cash equivalents and short-term investments, a $11.9 million decrease from December 31, 1996 balances. During the same period, long-term investments increased $13.5 million to $35.2 million at June 30, 1996. In general, Netscape invests in instruments that are liquid, investment grade and have average maturities of less than one year with the intent to make such funds readily available for strategic investment and operating purposes.

For the six months ended June 30, 1996, cash provided by operating activities of $41.1 million was primarily due to increases in deferred revenues as a result of an increase in non-refundable pre-payments received pursuant to software license and support contracts and an increase in accounts payable, partially offset by increases in accounts receivable. Deferred revenues primarily consist of the unrecognized portion of revenues received pursuant to support and software subscription contacts and the unrecognized portion of non-refundable, prepaid license royalties received pursuant to reseller agreements.

Capital expenditures in the first half of 1996 totaled $41.6 million and are expected to be even greater in the second half of 1996. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities.

Management believes existing cash and investments together with cash flows expected to be generated from operations will be sufficient to meet the Company's operating requirements for at least the next twelve months.

Netscape does not currently have any lines of credit available and has not paid cash dividends on its common stock.

PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On April 2 1996, Elk Industries Inc. ("Elk") filed suit in the United States District Court for the Southern District of Florida against the Company alleging infringement of U.S. Patent No. 4,124,773 titled "Audio Storage and Distribution" (the "Elk Patent"). The complaint alleges that Netscape Navigator and possibly other Company products infringe the Elk Patent, and also that the Company is inducing infringement and contributing to the infringement of the Elk Patent. Elk is seeking unspecified monetary damages and injunctive relief.

The complaint does not describe how the Company's products allegedly infringe the Elk Patent or how the Company allegedly induces or contributes to such infringement. The Company filed its answer and counterclaims on May 23, 1996. A trial date of May 27, 1997 has been set. Netscape believes that the complaint is without merit and intends to defend the litigation vigorously.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 30, 1996 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on two matters: (i) the election of one Class I director for a term of three years expiring in 1999 and (ii) the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors. The stockholders elected management's nominee as the Class I director in an uncontested election and ratified the appointment of independent auditors by the following votes, respectively:

         (i)  Election of Class I director for a term expiring in 1999:

                                                                            Broker
                                        Votes For     Votes Withheld      Non-votes
               Marc L. Andreessen      49,324,723        401,781           0

              The Company's Board of Directors is currently comprised of five members that are divided into three classes with overlapping three-year terms. The term of Class II directors (James H. Clark and John E. Warnock) will expire at the annual meeting of stockholders to be held in 1997, and the term for Class III directors (James L. Barksdale and L. John Doerr) will expire at the annual meeting of stockholders to be held in 1998.


         (ii) Ratification of appointment of Ernst & Young LLP as independent auditors:

                                                                                         Broker
                      Votes For          Votes Against          Abstentions            Non-votes
                      49,538,284            98,132                 90,088                   0

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:
              Exhibit 11.1 - Statements of Computation of Earnings Per Share
              Exhibit 27 - Financial Data Schedule.

         (b)  Reports on Form 8-K:
              On May 10, 1996, the Company filed a report on Form 8-K dated April 25, 1996 in conjunction with the acquisition of InSoft. On July 8, 1996, the Company amended this filing on Form 8-K to include the financial statements of InSoft and pro-forma combined financial statements for Netscape and InSoft as follows:

                  InSoft Balance Sheets at December 31, 1994, December 31, 1995
                      and March 31, 1996
                  InSoft Statements of Operations for the years ended December
                      31, 1993, 1994 and 1995, and for the three months ended March 31, 1995 and 1996
                  InSoft Statements of Stockholders' Equity (Deficit) for the
                      years ended December 31, 1993, 1994 and 1995, and for the three months ended March 31, 1996
                  Statements of Cash Flows for the years ended December 31,
                      1993, 1994 and 1995, and for the three months ended March 31, 1995 and 1996
                  Pro Forma Combined Condensed Consolidated Balance Sheet at
                      March 31, 1996
                  Pro Forma Combined Condensed Consolidated Statements of
                      Operations for the years ended December 31, 1993, 1994 and 1995, and the three months ended March 31, 1996



ITEMS 2,3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  NETSCAPE COMMUNICATIONS CORPORATION






Date:  August 12, 1996            By:/s/  PETER L.S. CURRIE
     -------------------             ------------------------------------------
                                       Peter L.S. Currie,
                                       Senior Vice President and Chief Financial
                                        Officer
                                       (Principal Financial Officer)





Date:  August 12, 1996            By:/s/ NOREEN G. BERGIN
     -------------------             ------------------------------------------
                                       Noreen G. Bergin
                                       Vice President and Corporate Controller
                                       (Principal Accounting Officer)