Form 10-K405/A
period 1995-12-31
NETSCAPE COMMUNICATIONS CORP
filed 1996-10-30
CIK 944458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 2

                                       TO

(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from                     to
                          Commission File Number: 0-26310

                      NETSCAPE COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

           DELAWARE                 94-3200270
------------------------------   ----------------
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)         No.)

           501 EAST MIDDLEFIELD ROAD, MOUNTAIN VIEW, CALIFORNIA 94043
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (415) 254-1900
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $.0001 PAR VALUE PER SHARE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of September 30, 1996, there were 84,535,395 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on September 30, 1996) was approximately $2,182,573,430. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on April 1, 1996, as amended by Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Commission on May 7, 1996 ("Form 10-K") solely for the purpose of revising and restating the following items in their entirety:

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

    Netscape is a leading provider of open software for linking people and information over intranets and the Internet. Netscape develops, markets and supports a broad suite of enterprise server and client software, development tools and commercial applications to create a single shared communications platform for network-based applications. Netscape software is based on industry standard protocols and therefore can be deployed across a variety of computer operating systems, hardware platforms and databases and can be interconnected with traditional client/server applications. Using Netscape solutions, organizations can extend their internal information systems and applications to geographically dispersed facilities as well as to third party partners and customers. In addition, Netscape's products allow individuals and organizations to access information and to execute transactions across the Internet such as the buying and selling of information, software, merchandise and publications.

    Netscape released its first product, Navigator 1.0, in December 1994, which offered an easy to use graphical user interface for browsing the World Wide Web (the "Web"). Since that time, the Company has become increasingly focused on offering user and network services for use in intranet applications, including features with e-mail and graphics. The Company currently offers a broad suite of software products and tools, targeted primarily at corporate intranets, for use in a variety of information sharing, network management and commerce-enabling applications. Netscape currently has over 1,500 corporate customers, including 92 of the Fortune 100 companies.

    To reach a diverse and worldwide customer base, Netscape delivers its suite of products and services through multiple distribution channels. The Company offers its products via a direct sales force, telesales, and the Internet as well as through resellers such as OEMs, VARs and software retailers. To accelerate the acceptance of the Company's products, Netscape has entered into reseller agreements with leading telecommunications and technology companies with complementary resources. These companies include, among others, AT&T, Apple, British Telecom, Compaq, Deutsche Telekom, Digital, France Telecom, Hewlett-Packard, IBM, Informix, Novell, Olivetti, Siemens, Silicon Graphics, Sybase and Sun.

INDUSTRY BACKGROUND

    In today's increasingly competitive business environment, organizations seek to leverage their existing investments in information technology and provide access to network resources and applications across the enterprise. Disparate computer operating systems, hardware platforms and databases have historically limited the ability of these organizations to share information most effectively across the enterprise. Intranets have provided simple services such as messaging and publishing to network users, and have begun to connect closed operating systems, databases, applications and networks over a common platform. These open standards-based intranets are designed to permit user services such as information sharing, application access and enterprise calendaring, as well as network services such as network management and security, to operate across heterogeneous environments.

    According to Forrester Research, an independent market research group ("Forrester"), the intranet and Internet market opportunity is significant. In a July 1996 report, Forrester reported that approximately

96% of the Fortune 1000 companies either have or are building an intranet and estimated that $8.5 billion will be spent on intranet and Internet software in the year 1999.

RECENT DEVELOPMENTS

    PLANNED PRODUCTS AND RELEASES

    In October 1996, the Company announced a matched server/client solution focused on the intranet market as an upgrade and extension of its server and client products. Netscape SuiteSpot 3.0, an upgrade to Netscape SuiteSpot 2.0 which is planned to be commercially available in the first half of 1997, is designed to be an integrated suite of server software that offers advanced messaging and groupware functionality, provides an open foundation for the creation of network-based applications and enables flexible content management. Netscape Communicator 4.0, an upgrade to Netscape Navigator which is planned to be commercially available in the first half of 1997, is designed to be a componentized suite of client software for open HTML-based e-mail, groupware, authoring, calendaring and Web browsing. Together, the Netscape SuiteSpot 3.0 and Communicator 4.0 solution are designed to offer a matched feature approach enabling organizations to use e-mail, groupware and other enterprise applications across an open network.

                [Insert Figure: Matched Client/Server Solution]

MATCHED CLIENT/SERVER SOLUTION:

    This figure depicts the Company's recently announced matched server and client solution and how the strategy to componentize each piece of functionality creates seamless integration between client and server. Calendar functionality in the Communicator, for example, gets matched with calendar functionality in the SuiteSpot 3.0 New Platform any application model:

        NETSCAPE SUITESPOT 3.0.

    The Company's next-generation server software suite will be comprised of ten server and tool products for building corporate intranets. Together with the announced Netscape Communicator client, Netscape SuiteSpot 3.0 is expected to provide enterprise customers with an integrated solution for building and maintaining Web sites, open e-mail, publishing and groupware solutions on intranets. In addition, Netscape SuiteSpot 3.0 is designed to support the Netscape ONE framework that allows developers to build cross-platform, network-based applications. Netscape SuiteSpot 3.0 is planned to be commercially available in the first half of 1997. Below is a description of each server and tool that collectively comprise Netscape SuiteSpot 3.0.

        NETSCAPE ENTERPRISE SERVER 3.0. This enterprise server is designed to be the platform that will enable users to share, locate and publish information. Among the features the Company plans to include are the ability to manage documents in a variety of formats, including Microsoft Office and Adobe PDF, full-text search capability, agent technology, custom views, access controls and document control with versioning. Netscape Enterprise Server 3.0, an upgrade of Netscape's currently shipping Enterprise Server 2.0, is planned to be commercially available as a standalone product in the first half of 1997.

        NETSCAPE MESSAGING SERVER 3.0. This server is designed to expand its native support of Internet standards and is designed to extend beyond a traditional client/server messaging architecture through interoperability with native Internet and proprietary LAN-based mail systems. Among the features the Company plans to include are LDAP directory services support, offline and mobile user support, tools for migration from proprietary messaging solutions and IMAP4 and POP3 support. Netscape Messaging Server 3.0, an upgrade to Netscape Mail Server 2.0, is planned to be commercially available as a standalone product in the first half of 1997.

        NETSCAPE COLLABRA SERVER 3.0. This open and secure discussion server is designed to allow group-to-group collaboration and knowledge-sharing among teams both inside and outside an organization. Among the features the Company plans to include are support for full-text search across all discussion forums, enhanced encryption, single point administration and advanced replication capabilities. Netscape Collabra Server 3.0, an upgrade to Netscape Collabra Server 2.1, is planned to be commercially available as a standalone product in the first half of 1997.

        NETSCAPE CALENDAR SERVER 1.0. This server is designed to be the open standards-based server for calendaring and scheduling across the enterprise. Among the features the Company plans to include are access controls to protect data and enterprise scalability. Netscape Calendar Server 1.0 is planned to be commercially available as a standalone product in the first half of 1997.

        NETSCAPE MEDIA SERVER 1.0. This server is designed to be the audio broadcasting and publishing extension to the Netscape Enterprise Server. Among the features the Company plans to include are the ability to deliver audio across a TCP/IP network, integration of audio with text and graphics and support for industry-standard protocols and file formats including RTSP. Netscape Media Server 1.0 is planned to be commercially available as a standalone product in the first half of 1997.

        NETSCAPE CATALOG SERVER 1.0. This is the automated search and discovery server for creating, managing and maintaining an online catalog of files residing on enterprise intranets and the Internet. This server features an automated catalog that is easy to manage and customize with the ability to catalog in multiple file formats. Netscape Catalog Server 1.0 is currently available in beta version and is planned to be commercially released as a standalone product by the end of 1996.

        NETSCAPE DIRECTORY SERVER 1.0. This is the server for managing "white pages" information such as names, e-mail addresses, phone numbers and certificates. Its features include universal access to directory information through LDAP, support for distributed searches, replication capabilities and safeguarding of directory information using both access control lists and SSL. Netscape Directory Server 1.0 is currently available in beta version and is planned to be commercially released by the end of 1996.

        NETSCAPE CERTIFICATE SERVER 1.0. This server enables organizations to issue, sign and manage public-key certificates. Its features include single user login, SSL support and software signing using the industry-standard RSA digital signature algorithm. Netscape Certificate Server 1.0 is currently available in beta version and is planned to be commercially released as a standalone product in the first half of 1997.

        NETSCAPE PROXY SERVER 2.5. This server is designed to replicate and filter access to content on an intranet or the Internet. Among the features the Company plans to include are access and control points for encrypted traffic, automatic proxy configuration and replication on demand and on command. Netscape Proxy Server 2.5, an upgrade to Netscape Proxy Server 2.0, is planned to be commercially available as a standalone product in the first half of 1997.

        NETSCAPELIVEWIRE/NETSCAPE LIVEWIRE PRO. These are visual tools suites designed for managing Web sites and creating online applications. Features include the ability to create and import Web page content with a site downloader, a JavaScript compiler and interoperability with Oracle, Informix, Sybase and ODBC databases. Both Netscape LiveWire 1.01 and LiveWire Pro 1.01 were commercially released in June 1996.

        NETSCAPE COMMUNICATOR

    The Company's next generation client product, Netscape Communicator, will aggregate a set of features for the user to share and access information on intranets or the Internet. Additionally, the Company announced the Netscape Communicator Professional Edition, which is expected to include calendaring and centralized management capabilities. The Netscape Communicator and Netscape Communicator Professional are scheduled to enter beta phase in the fourth quarter of 1996 and planned to be commercially available in the first half of 1997. Below is a description of each component that collectively comprise Netscape Communicator.

        NETSCAPE NAVIGATOR 4.0. This component is designed to enable access to information and network applications on intranets and the Internet using the intuitive Netscape Navigator interface. Among the features the Company plans to include are an improved user interface, JavaScript style sheets, layers, improved Java performance and platform support, multiple user profiles and embedded object support. The Netscape Navigator 4.0 component is designed to offer a point-and-click graphical user interface that enables users to navigate the Internet's vast array of network resources. Netscape Navigator 4.0 is planned to be an extension of the browser functionality in Netscape Navigator 3.0.

        NETSCAPE MESSENGER. This component is designed to enable corporate e-mail built on open standards. Among the features to be included are integration with Netscape Composer to create HTML mail with embedded objects and images, S/MIME encrypted and digitally signed messages, LDAP Internet-wide directory technology, additional support for IMAP4, POP3 and SMTP/MIME, message filters, an integrated spelling checker, hierarchical folders and search capabilities. Netscape Messenger will be an extension of the mail functionality in Netscape Navigator 3.0.

        NETSCAPE COLLABRA. This component is designed to enable enterprise discussion groups based on Internet standards. Among the features the Company plans to include are NNTP support for threaded discussion groups, HTML content, forum names for discussions, access controls for private discussions, searching across all forums and offline reading and posting.

        NETSCAPE COMPOSER. This component is designed to be an HTML editor for Web pages, e-mail and discussion groups. Among the features the Company plans to include are one-button publishing, formatting which includes fonts and styles, drag-and-drop images, an extensible editor plug-in API and FTP and HTTP publishing support. Netscape Composer is designed to be an extension of the authoring functionality in Netscape Navigator Gold.

        NETSCAPE CONFERENCE. This component is designed to enable live connection of people and information with Internet telephones, shared whiteboards and file transfer. Among the features the Company plans to include are audio conferencing, voicemail, collaborative browsing, full-duplex echo and silence suppression, H.323 support and integration with Netscape Messenger address book. Netscape Conference is designed to be an extension of the Netscape CoolTalk plug-in for Netscape Navigator 3.0.

        NETSCAPE CALENDAR. This component is designed to enable enterprise calendaring and scheduling. Among the features the Company plans to include are local and remote server searching, schedule delegation, offline support and drag-and-drop events. Netscape Calendar will be bundled exclusively with the Netscape Communicator Professional Edition.

        NETSCAPE AUTOADMIN. This component is designed to enable centralized management to install, deploy and configure the Netscape Communicator. Among the features the Company plans to include are automatic download and installation of new Netscape Communicator plug-ins and components and the capability to restrict the downloading of such components to those authorized. Netscape AutoAdmin will be bundled exclusively with the Netscape Communicator Professional Edition. Netscape AutoAdmin is designed to be an extension of the administrator functionality of the Netscape Dial-Up Navigator 3.0.

    The foregoing section contains statements regarding the Company's planned products and enhancements, including planned features and release dates of such planned products and enhancements. To the extent that such statements are deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, they are subject to risks and uncertainties. Actual results may differ materially from those anticipated and described in the foregoing section. In particular, the Company's ability to release such planned products and enhancements in a timely manner, or at all, or the ability of such planned products or enhancements to achieve market acceptance may be materially adversely affected by a variety of factors, including any delay in releasing such planned products or enhancements or any technical or other problems inherent in such planned products or enhancements or the adoption of competing standards and other factors set forth in "Risk Factors", particularly the risk factor entitled "New Product Development and Technological Change" and elsewhere in this Prospectus.

    RECENT PRICING ANNOUNCEMENTS

    In conjunction with the announcement of the Company's matched server and client solution, the Company announced a new pricing program that reflects the enterprise scalability of the Company's products. The Company's new pricing program will make its Netscape SuiteSpot 3.0 and Netscape Communicator 4.0 products available on a per seat basis. In addition, the Netscape Messaging, Netscape Collabra, Netscape Directory and Netscape Calendar servers will be available as standalone products with a certain number of client access licenses ("CALs"). As customers increase the number of users to prescribed levels, additional incremental license charges will apply, subject to volume and other discounts. This pricing model is noted in the table below.

                       [Insert Figure: Netscape License]

NETSCAPE LICENSE

    This figure depicts the Company's pricing model for Per Seat pricing for customer Seats above 500.

    The Company's server and client product lines account for the vast majority of the Company's total revenues. From time to time, the Company has in the past changed, and may in the future change, the pricing of its products. The Company's recent change in pricing announced in October 1996 and any future pricing changes could materially adversely affect sales of the Company's products and consequently materially adversely affect the Company's business, operating results and financial condition.

    NETSCAPE ONE

    In July 1996, Netscape announced the creation of its Open Network Environment ("Netscape ONE"), which provides a framework for developers to build cross-platform, network-based applications. Netscape ONE is intended to promote a standards-based approach to managing distributed objects on the network and to serve as an alternative to platform-specific application development. Netscape ONE incorporates technologies such as Java Script 1.1, HTTP and HTML, among others, and, in combination with CORBA, permits developers to write distributed applications and integrate information systems running on a broad range of operating systems. More than 50 companies have announced their intent to support and develop applications using Netscape ONE. These companies include software applications and tools vendors such as: Adobe Systems Incorporated ("Adobe"), Autodesk Inc. ("Autodesk"), Borland International Inc. ("Borland"), Digital, Hewlett-Packard, Informix, Intuit Inc., Lotus, Macromedia Inc. ("Macromedia"), Silicon Graphics, Symantec Corporation and Sun. The Company has posted the source code for Netscape ONE, a comprehensive whitepaper, and a Netscape ONE Software Development Kit ("SDK") on its Internet Web site in order to facilitate third-party acceptance of the Netscape ONE approach.

    NETSCAPE APPFOUNDRY

    In early September 1996, Netscape announced the AppFoundry Program to demonstrate applications developed using the Netscape ONE framework. Initially, the AppFoundry Program included over 20 third party business applications that could be downloaded from the Netscape Internet Web site at no charge. These applications can be deployed and customized by an enterprise, and demonstrate the speed at which applications can be built using an open Internet-standard platform. Applications include programs for internal purchasing, travel and expense reporting, job posting and applicant processing and sales trend analysis. The combination of Netscape ONE and AppFoundry create an environment where the enterprise customer can enable communication and share information and applications within its own departments as well as with its third party partners and customers through a single common intranet infrastructure.

    [Insert Figure(s): The Old vs. The New Platform and Applications Model]

    This figure depicts an intranet as enabled by the Company's software. Using an open layer of software as a platform, the enterprise customer can facilitate communication and information sharing between internal departments as well as customer and strategic partners.

    Additionally, the Company launched Netscape AppFoundry Online, which holds a collection of downloadable applications, maintains a "What's New" section to keep developers up to date on the Company's announcements in both the Netscape ONE and AppFoundry space, and hosts online question and answer discussion forums for IS professionals and corporate developers. Since September, more than 10 additional applications have been added to the AppFoundry showcase including work from Arbor Software, Dun and Bradstreet and Scopus Inc.

    ACQUISITIONS AND JOINT VENTURES

    In April 1996, the Company entered into a business combination with InSoft, a privately-held company that provides network-based communications and collaborative multimedia software for the enterprise. Netscape purchased all of the outstanding capital stock and assumed all of the outstanding stock options of InSoft. The business combination was accounted for as a pooling of interests. Using InSoft's technology as a foundation, the Company has announced Netscape LiveMedia and Netscape Media Server, a standards-based framework for bringing real-time audio and video to the Netscape open software platform.

    In May 1996, the Company entered into a business combination with Paper Software, a privately-held company that provides distributed three-dimensional graphics and maker of WebFX Virtual Reality Markup Language ("VRML") software. Netscape purchased all of the outstanding capital stock of Paper Software. The business combination was accounted for as a pooling of interests. Netscape has integrated Paper Software's core technology into Netscape Navigator and, using Paper Software's core technology as a foundation, has announced Netscape Live3D, technology that enables industry-standard VRML graphics to be integrated into the Netscape software platform.

    In May 1996, the Company entered into a business combination with Netcode, a privately-held company that created a Java-based object toolkit and visual interface builder for developing Java applications. Netscape purchased all of the outstanding capital stock and assumed all of the outstanding options of Netcode. The business combination was accounted for as a pooling of interests. Netscape develops and markets Netcode's products as part of Netscape ONE and intends to integrate Netcode's core technology into future Netscape products.

    In April 1996, the Company entered into a joint venture with GE Information Services ("GEIS") to form Actra Business Systems L.L.C. that intends to develop and market software for Internet-based business-to-business electronic commerce.

    In August 1996, the Company entered into a joint venture called Navio Communications, Inc. ("Navio"), an independent Internet software company in which Netscape has an equity position. Navio plans to deliver core, scalable technology for the Netscape Navigator for a wide-variety of consumer and non-PC products such as televisions, telephones, set-top boxes, game players and the new breed of network computers and information appliances.

    The Company will continue to consider acquisitions, investments or strategic alliances that it believes can complement its overall business strategy.

    STOCK SPLIT

    On January 23, 1996, the Company effected a two-for-one split of its outstanding common stock and correspondingly increased the Company's authorized common stock from 100 million to 200 million shares. The stock split was originally approved by the Company's Board of Directors on November 13,

1995, and the stockholders approved the stock split at a special meeting of stockholders held on January 23, 1996. The stock split was reflected on the Nasdaq National Market on February 7, 1996.

    PRICE REDUCTIONS

    In addition to offering the Netscape SuiteSpot server bundle as a means to increase the affordability of the Company's products, Netscape announced significant price reductions in its server product line during the quarter ended December 31, 1995 and announced further price reductions in its server product line in the quarter ended March 31, 1996. The Company's server and commercial applications product lines account for a significant portion of the Company's total revenues. From time to time, the Company may further reduce the prices of its products. If these and any future price reductions do not generate sufficient increases in the volume of software licenses, the Company's operating results will be materially adversely affected.

PRODUCTS

    Netscape offers a comprehensive group of software products designed to enable communications and commerce on the Internet and intranets. These products enable the retrieval and presentation of information and dynamically changing data in multiple forms, including video, audio and graphics. These products are designed to provide controlled access to confidential information on the Internet and intranets, the execution of financial transactions, and integrated communication and collaboration solutions for users through such features as seamless e-mail, Web browsing and newsgroup capabilities.

    In addition to the products discussed above under "Recent
Developments--Planned Products and Releases," Netscape's product line currently includes the following products:

    NETSCAPE NAVIGATOR CLIENT SOFTWARE

    Netscape Navigator features a point-and-click graphical user interface that enables users to navigate the Internet's vast array of networked resources as well as to exchange information and participate in commerce on the Internet. Netscape Navigator brings Web exploring, e-mail, newsgroups, chat and FTP together in an integrated package designed to be easy to use and learn. In addition, Netscape Navigator provides a platform for live online applications, supporting Live Objects and other interactive multimedia content such as Java applets, frames and Netscape online plug-ins. The Company currently offers three versions of its Netscape Navigator client software and a product bundle of add-on features that work in conjunction with Netscape Navigator.

    The Netscape Navigator product line is as follows:

    NETSCAPE NAVIGATOR LAN EDITION. Netscape Navigator LAN Edition is intended for users who already have TCP/IP connections to the Internet or intranets. It incorporates all of the features of Netscape Navigator and is available for Microsoft Windows, Apple Macintosh and various Unix platforms. It is compatible with standard TCP/IP implementations on these platforms.

    NETSCAPE NAVIGATOR PERSONAL EDITION. Netscape Navigator Personal Edition is intended for companies and individuals without direct TCP/IP connections who want dial-up access to the Internet. It includes a TCP/IP stack, an implementation of the Point to Point Protocol and a dialer. Components are installed and configured through installation programs designed for ease of use. Netscape Navigator Personal Edition features automatic access to a choice of Internet service providers.

    NETSCAPE NAVIGATOR GOLD. Netscape Navigator Gold includes the standard features of Netscape Navigator and adds a WYSIWYG editor that allows a user to create and publish live, online Web pages in one integrated program. Netscape Navigator Gold is designed to make building a Web page as easy as using a word processor.

    NETSCAPE POWER PACK. Netscape Power Pack is a suite of add-on applications that extends the capabilities of Netscape Navigator in the Windows environment. Netscape Power Pack combines Netscape SmartMarks, Netscape Chat and multimedia add-on applications from such vendors as Adobe, Apple and Progressive Networks. Netscape SmartMarks provides advanced bookmark and Web monitoring services for users of Netscape Navigator. Netscape Chat is an interaction tool that integrates with Netscape Navigator to support real-time communications.

    Licenses of Netscape Navigator and related client products accounted for 59% of the Company's total revenues in the quarter ended September 30, 1996.

    NETSCAPE SERVER SOFTWARE

    Netscape server products combine encryption features, intuitive graphical administration, high performance and adherence to standards to enable communications and electronic commerce over the Internet and intranets. These products can either be used independently for implementing and operating Web server sites, e-mail or newsgroups, or they can be integrated to provide a seamless, high performance TCP/IP-based communication solution, as well as provide a platform to create next-generation, live, online applications.

    Netscape markets its servers individually and collectively through the Netscape SuiteSpot server bundle. Netscape SuiteSpot is a flexible suite of up to five integrated servers which enables business workgroups to communicate and collaborate utilizing open Internet standards, thereby providing the basis for a client/server workgroup environment. Netscape SuiteSpot includes Netscape's LiveWire Pro for creating live online applications and Web sites plus the choice of one or more of the following five Netscape server products:

    Netscape Enterprise Server-- for high-performance HTML delivery and management

    Netscape Mail Server--for efficient, open standards-based messaging Netscape News Server--for Usenet-compatible, collaborative computing Netscape Proxy Server--for Web replication and site access control Netscape Catalog Server--for organized directory services

    The Netscape server software product line currently includes eight products:
Netscape Enterprise Server, Netscape FastTrack Server, Netscape Catalog Server, Netscape Mail Server, Netscape News Server, Netscape Proxy Server, Netscape Commerce Server and Netscape Communications Server.

    NETSCAPE FASTTRACK SERVER. The Netscape FastTrack Server is an easy to use, entry level Web server that enables non-programmers to create and manage a Web site. It is designed to be a complete solution for creating and managing Web sites on the Internet and intranets. The Netscape FastTrack Server is an open platform for publishing traditional Internet documents as well as developing and deploying live network-centric and media-rich applications. The Netscape FastTrack Server enables end-users to install an Internet site. The installation wizard automatically detects system configuration information to assist the user in optimizing server performance. The server also includes Netscape Navigator Gold, a WYSIWYG editor for HTML documents, forms and applications, and supports one-button publishing. The Netscape FastTrack Server also offers encryption features to restrict access to server resources (such as applications, documents and administrative tools), as well as to encrypt the information that flows between the server and client. Flexible access control allows users to select which resources to protect. While the Netscape FastTrack Server is the only server not shipping in Netscape SuiteSpot, it is designed to be easily upgradeable to the Netscape Enterprise Server.

    NETSCAPE ENTERPRISE SERVER. The Netscape Enterprise Server, the next generation of the Netscape Commerce Server (discussed below), is a high-performance Web server for creating, managing and intelligently distributing information throughout an enterprise or across the Internet. It is an open platform for developing and serving live, online applications using next-generation development tools based on the Java and JavaScript programming languages. It includes full-text and database search capabilities, enterprise-wide management and control features, and tools for creating and maintaining data.

    The Netscape Enterprise Server provides advanced capabilities for content creation and management, including WYSIWYG editing, full text search and revision control. It extends the development platform to include open, server-side applications using Java and JavaScript applications. The Netscape Enterprise Server also provides encryption and network management capabilities including SSL and advanced access control with remote, cross-platform administration, SNMP and reporting. The Netscape Enterprise Server also delivers second generation performance enhancements including multi-processor support.

    NETSCAPE MAIL SERVER. The Netscape Mail Server is server software that enables the transport of e-mail and messages within an intranet and over the Internet. The Netscape Mail Server complies with HTML and other standard document formats and is designed to make installation and integration easy for the user.

    NETSCAPE NEWS SERVER. The Netscape News Server is designed to be easy-to-use server software that allows users to create public and private discussion groups for access over the Internet and intranets. These electronic discussion groups enable people to participate in a remote dialogue by posting and reading messages about topics of interest. Discussion groups support multiple conversations, or threads, on a given subject, displaying postings in the context of the prior discussion. This allows a reader to follow an entire discussion from its inception, even if the reader joins after the discussion has started.

    The Netscape News Server also incorporates encryption features allowing users to enhance the confidentiality of private discussion groups. Used in conjunction with Netscape Navigator (or any other SSL-compatible newsreader), the Netscape News Server can encrypt and decrypt communications so that only authorized users can access each discussion group. Netscape Navigator also includes many user interface enhancements which are designed to make accessing the Netscape News Server efficient and easy.

    NETSCAPE PROXY SERVER. The Netscape Proxy Server is server software designed to improve the performance and security of communications across a TCP/IP network. Performance is improved because the server stores frequently-accessed pages locally. Security is enhanced because the server provides encrypted communications through a firewall onto the Internet.

    NETSCAPE CATALOG SERVER. The Netscape Catalog Server is a new class of server software that automatically builds and maintains a common directory of resources, cataloging and indexing information so users can locate and access it quickly, regardless of where the information is stored on intranets. It can also be configured to catalog selected resources on the Web. The server is designed to be efficient, automated, open, customizable and cross-platform, enabling companies to deploy it network-wide across different brands of operating systems and Web servers.

    NETSCAPE COMMERCE SERVER. The Netscape Commerce Server is high-performance server software for conducting electronic commerce and communications on the Internet and intranets. Organizations of all kinds can use the Netscape Commerce Server to educate the market about their products and to conduct electronic commerce over the Web. In addition, the forms capability of the Netscape Commerce Server enables businesses on the Web to gather customer feedback, conduct market research and build extensive customer databases quickly and efficiently.

    Organizations can also use the Netscape Commerce Server to manage communications across departments within an enterprise. Engineering organizations can present new product ideas, development plans and design documents to their colleagues. Marketing departments can distribute product presentations, customer success stories and competitive information throughout the enterprise. Financial reports, sales updates, human resource information and other confidential information can also be distributed to an internal audience on a need-to-know basis.

    NETSCAPE COMMUNICATIONS SERVER. The Netscape Communications Server is server software that enables organizations to publish hypermedia documents on the Web and on intranets. Companies can use the Netscape Communications Server to post a variety of information on the Internet, including product information, corporate news bulletins, and customer support and service information. In addition, companies can collect customer input, conduct market research and fulfill requests for information using the interactive forms processing capability of the server.

    Companies can also use the Netscape Communications Server to publish information on an intranet. Departments within corporations can use their own servers to share information with the rest of the organization. For example, research and development groups can use the Netscape Communications Server to keep other departments abreast of their new product development efforts; marketing groups can publish their latest product plans and presentations; and human resource departments can quickly disseminate policies and procedures throughout the organization.

    COMMERCIAL APPLICATIONS

    Netscape commercial applications are designed to enable organizations to conduct electronic commerce on the Internet. These applications are intended to address different business needs, including the presentation of multimedia formats, support for large numbers of merchants and products, the need for real time data management, support for special communities of interest and the automation of high volumes of online transactions. All commercial applications use the Netscape Commerce Server, which provides data encryption. The commercial applications are designed to provide the capability to manage large-scale commercial sites on the Internet.

    Certain commercial applications are designed to enable credit authorization and transaction settlement. Credit card authorization occurs online by checking records to ensure no abnormal activity has occurred and that the transaction does not exceed the authorized credit limit. A merchant bank performs transaction settlement by transferring funds from the customer's account to the merchant's account.

    The Company's commercial applications product line is currently comprised of the following products:

    NETSCAPE MERCHANT SYSTEM. Netscape Merchant System allows users to create and manage virtual storefronts. By storing product information in a relational database, it provides the flexibility to add and delete products, change prices and import new graphics. Furthermore, display pages are automatically updated, which simplifies the task of managing products.

    With Netscape Merchant System, shoppers may browse or make multi-level queries and view automatically generated pages displaying items that meet their stated criteria. An electronic shopping basket allows shoppers to hold items and allows purchases of any one or many products at a time of a customer's choosing, even if the basket contains items from several merchants in the mall. At the point of sale, Netscape Merchant System automatically forwards the shopping basket and payment information to credit card authorization and processing partners.

    NETSCAPE PUBLISHING SYSTEM. Netscape Publishing System is designed for users who want to create subscription-based online publications. This software is not only for news services, but for anyone publishing large amounts of information, such as banks communicating daily news information and services, car manufacturers publishing specifications on new vehicles, industry analysts issuing reports on new market developments and departments within an enterprise.

    Netscape Publishing System manages critical data for a publisher, such as content, files, pricing information, access authorization, user demographic information and advertising response rates. It is designed to display context-sensitive advertising to subscribers based upon specified criteria, including available demographic information, entry path and time. Netscape Publishing System archives past issues, links related stories and creates HTML pages on the fly in response to user queries by concept or keyword.

    NETSCAPE COMMUNITY SYSTEM. Netscape Community System gives organizations the ability to create and foster virtual communities based upon shared interest. It supports such popular activities as e-mail, bulletin boards and news groups. Netscape Community System allows electronic publishers or merchants to communicate with their customers in new ways, by explaining product features and offering customer support online.

    In addition to the commercial application products listed above, the Company has developed the Netscape Commerce Platform upon which commerce extensions such as Netscape LivePayment can operate.

    NETSCAPE COMMERCE PLATFORM. The Netscape Commerce Platform is comprised of two major components--the Netscape SuiteSpot line of software and the Netscape Commerce Extensions (such as Netscape LivePayment) that allow developers and businesses to create a customized commerce environment. The Netscape Commerce Platform provides a server/client system that scales seamlessly between workgroups, across an intranet as well as the Internet.

    NETSCAPE LIVEPAYMENT. Netscape LivePayment is the first product within the Netscape Commerce Extensions family and is designed to help businesses and customers create customized commerce sites. Netscape LivePayment makes it possible to integrate financial transactions with Web page content, enabling an entirely new class of commerce Web sites. The LivePayment system is designed to be a convenient, simple, low-cost solution for developers who want to create a Web site that executes financial transactions over the Internet, using encryption technology. Real-time online credit card processing for LivePayment sites is offered by First Data Corporation.

    Licenses of the Company's server and commercial applications software accounted for 25% of the Company's total revenues in the quarter ended September 30, 1996.

    DEVELOPMENT TOOLS

    Netscape's development tools are designed to allow developers to efficiently create and manage live online applications that combine rich multimedia content with application logic and database connectivity. These applications can take advantage of many multimedia datatypes, such as Adobe Acrobat files, Macromedia Director movies, Progressive Networks' RealAudio real-time audio, Apple QuickTime and QuickTime VR movies, and VRML and SGML documents. They also incorporate application logic consisting of Java applets and Netscape JavaScripts, and connections to enterprise-class SQL databases. The resulting live online applications operate on a variety of processors and operating systems together with Netscape Navigators and Netscape servers.

    NETSCAPE LIVEWIRE. Netscape LiveWire is a visual application development tool designed for creating live online applications and managing Web sites. LiveWire includes Netscape Navigator Gold, LiveWire Site Manager, LiveWire Server Extension Engine and LiveWire Server Front Panel.

    NETSCAPE LIVEWIRE PRO. Netscape LiveWire Pro includes all of the components and features included in Netscape LiveWire with the addition of a run-time version of the Informix Online relational database and database connectivity, with extensions to the Netscape Server Language to support reading from and writing to SQL databases from Informix, Oracle, Sybase and Microsoft.

    COLLABRA SHARE

    Collabra Share is a group conferencing product that is designed to make teams more effective, collaboration more affordable, and organizational learning automatic. Collabra Share forums provide a place to discuss key issues, solicit input, communicate decisions and store important documents. Collabra Share allows users to participate in virtual meetings that break down barriers of time, distance and organization. Popular applications include product development, help desks, customer service, re-engineering, project management, task forces, ISO 9000, company announcements and human resources. Collabra Share also offers connectivity to a range of other products and technologies with Collabra Share Agents. These agents include links to other information sources such as Internet Newsgroups, Lotus Notes, online newsfeeds, e-mail participants and replication across the entire company or to other partners.

    COLLABRA SHARE MAIL AGENT. The Collabra Share Mail Agent allows any e-mail user to participate in Collabra Share forums and allows forums to be populated with any information that is distributed via e-mail, such as online newsfeeds.

    COLLABRA SHARE INTERNET NEWSGROUP AGENT. The Collabra Share Internet Newsgroup Agent gives Collabra Share users easy access to the information and participants in over 10,000 Internet Newsgroup discussions. With the Internet Newsgroup Agent, users can capitalize on the expertise shared in thousands of newsgroups that range across all industries and all subjects.

    COLLABRA SHARE AGENT FOR LOTUS NOTES. The Collabra Share Agent for Lotus Notes unites users of Collabra Share and Lotus Notes so they can collaborate effectively. The Agent for Lotus Notes provides high fidelity replication between Collabra Share and Lotus Notes, so that group discussions, online newsfeeds, reference material and other types of information are accessible to users of both products. The Agent for Lotus Notes replication technology synchronizes Collabra Share forums and Lotus Notes databases, ensuring that new information in Lotus Notes is automatically copied to Collabra Share and vice versa.

    COLLABRA SHARE REPLICATION AGENT. The Collabra Share Replication Agent provides enterprise-strength replication for creating and maintaining duplicate copies of Collabra Share forums at multiple sites. The Replication Agent keeps forums at different sites synchronized so that changes to a forum at one site are automatically reflected at all other sites which participate in that forum.

DEVELOPING MARKET

    The market for the Company's software and services, especially for its intranet products and services, is relatively new, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce over the Internet and intranets. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is relatively young and has a limited number of proven products. Moreover, critical issues concerning the use of intranets and of the Internet (including security, reliability, cost, ease of deployment and administration and quality of service) remain unresolved and may impact the growth of intranet and Internet use. While the Company believes that its software products offer significant advantages for commerce and communication over the Internet and intranets, there can be no assurance that commerce and communication over the Internet or intranets will become widespread, or that the Company's products for commerce and communication over the Internet or intranets will become widely adopted for these purposes.

    In particular, the Company's client software competes with free client software distributed by online service providers, Internet access providers and others. In addition, computer operating systems companies, notably Microsoft, bundle client software with their operating systems at little or no additional cost to users, which may cause the price of the Company's client products to decline. The Company announced significant price reductions in its server product line during the quarter ended December 31, 1995 and announced further price reductions in its server product line in March 1996. See "--Competition." Moreover, continued market acceptance of the Company's server and commercial applications software products is substantially dependent upon the adoption of the Internet and intranets for commerce and communications. The adoption of the Internet or intranets for commerce and communications, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce and communication, generally requires the acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make some or all of their existing information systems technology, software and systems obsolete. In addition, there can be no assurance that individual PC users in business or at home will adopt or, if adopted, continue to use the Internet or intranets for online commerce or communication.

    Because the market for the Company's products and services, especially its intranet products and services, is relatively new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance that the market for the Company's products and services will continue to develop, that the Company's new products or services, especially its intranet products and services, will be adopted or that existing products and services will continue to be adopted, or that the Internet or intranets will be widely adopted for commerce and communication. If the market for the Company's products fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's new products and services, especially its intranet products and services, do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

SECURITY RISKS

    The Company has included in its products security protocols which operate in conjunction with encryption and authentication technology licensed from RSA Data Security Inc. ("RSA"). Despite the existence of these technologies, the Company's products have been found to be vulnerable to break-ins and similar disruptive problems caused by Internet users. In the last two years, there have been several instances in which weaknesses or vulnerabilities in the Company's security implementation were discovered. In each instance in which a vulnerability or weakness was discovered in the Company's security implementation, the Company attempted to address the vulnerability or weakness by making the various design changes in its security and reviewing those changes both internally and with a broad set of outside industry experts. The design changes appear to have resolved known security vulnerabilities and weaknesses in the Company's products.

    In addition, the Company's products incorporate technology from other software companies which could be vulnerable to security flaws. For example, in March 1996 certain security flaws were discovered in the Java programming language; in particular, one security flaw was discovered which could have jeopardized the security of information stored in the computer of Netscape Navigator users. Sun, the licensor of Java, has corrected this particular security flaw and has distributed the software fix to the Company. However, there can be no assurance that the Company's products will not be susceptible to other security flaws, whether in the Company's products or technologies, in Java or in other technology incorporated into the Company's products.

    Despite the Company's attempts to address the vulnerabilities and weaknesses in its security implementation, the Company's products and licensed technology incorporated in such products may continue to be vulnerable to break-ins and similar disruptive problems caused by Internet users. Further, as is generally known, weaknesses in the environment in which Netscape products are used may compromise the security of confidential electronic information exchanges across the Internet. This includes, but is not limited to, the security of the physical network, security of the physical machines used for the information transfer and the security of the operating system on top of which the Netscape products are running. Any such flaws in the Internet or the end-user environment, or weaknesses or vulnerabilities in the Company's products or licensed technology incorporated in such products, would jeopardize the security of confidential information sent over the Internet using Netscape software, such as credit card numbers and e-mail, and might enable others to dismantle the special security techniques meant to protect such transactions.

    Any further computer break-ins or other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of end-users of the Company's products, which may result in significant liability to the Company and may also deter potential customers. Moreover, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet and intranet market generally, and the Company's customer base and revenues in particular. The Company attempts to limit its liability to its customers, including liability arising from failure of the security implementation contained in the Company's products, through contractual provisions. However, there can be no assurance that such limitations will be effective. The Company currently does not have product liability insurance to protect against risks associated with forced break-ins or disruptions. There can be no assurance that additional security vulnerabilities and weaknesses will not be discovered in the Company's products or licensed technology incorporated in such products or that weaknesses in the end-user environments will not limit the use of the Internet as a commercial medium. Any additional security related problems in the Company's products or licensed technology incorporated in such products may require significant expenditures of capital and resources by the Company to alleviate such problems, may result in lawsuits against the Company, may result in loss of customers and may cause interruptions, delays or cessations of product shipments to the Company's customers. Any such expenditures, lawsuits, loss of customers, interruptions, cessations or delays would likely have a material adverse effect on the Company's business, operating results and financial condition.

SERVICES

    SUPPORT PROGRAMS

    The Company has made a commitment to provide timely, high quality technical support to meet the diverse needs of its customers and partners and to facilitate the adoption and use of its products. The Company offers several support products:

    NETSCAPE HELP DESK SUPPORT. The Company offers an annual support program intended for organizations that need to internally support a large-scale deployment of Netscape Navigator software and for authorized value added resellers and systems integrators (together with value added resellers referred to herein as "VARs") providing direct support to their customers. This program offers a full spectrum of support, including access to technical experts, support and training materials, support tools, call histories, maintenance releases and software updates.

    NETSCAPE CONSULTATION SUPPORT. For individuals and for small groups using Netscape Navigator software, the Company offers support through a toll-free telephone number on a time and materials payment basis. This service provides online technical support and bug fixes or software releases as required. Netscape Consultation Support is particularly economical for self-supporting departments that consolidate questions through a department system administrator.

    NETSCAPE SERVER ANNUAL SUPPORT. The Company offers an annual support program targeted at system administrators who have licensed Netscape servers. The program features are similar to those in Netscape Help Desk Support but are oriented toward the Netscape server software.

    NETSCAPE PREMIUM SUPPORT. The Company offers medium to large-sized organizations and strategic partners 24-hour support, partner specific training and consulting, online access to support information, and early access to new software releases.

    CONSULTING

    The Company offers consulting services for particularly complex application design, integration and installation. Consulting services are provided at negotiated rates and typically include on-site support during the installation process by Company engineers.

    TRAINING

    Netscape offers hands-on training courses and materials to resellers and end-users covering installation, configuration and troubleshooting. In addition, courses and materials cover security and encryption, user support, data loading and content creation, HTML user interface design, HTML template scripting and integration with the database.

    ADVERTISING SPACE

    For its most frequently visited Web pages, Netscape has created a program which enables advertisers to display their logo or message on a hyperlinked button with access to their Web site. The Company charges a monthly fee for the advertising spots, which varies depending on the specific page location and the number of visits to the page.

MARKETING AND DISTRIBUTION

    MARKETING

    The Company uses a variety of marketing programs designed to stimulate demand for its products and services. In addition, the Company has developed co-marketing programs with channel partners designed to take advantage of their complementary marketing capabilities. The key elements of the Company's marketing strategy include:

    MARKETING ON THE INTERNET. Netscape Navigator is designed to automatically access the Netscape home page on the Company's Web server each time it starts up. The home page provides frequently updated help for new users, news about the Company, directories to interesting sites on the Internet, a variety of product and technical support information and access to the Company's electronic store where goods and services can be purchased. The Company makes its products available for evaluation and purchase through its home page. Certain customer information is collected electronically through an automated registration process, creating the basis for ongoing marketing of upgrades, new products, add-on products and merchandise. The Company is additionally involved in various forms of electronic advertising and electronic promotions on the Internet.

    TARGET MARKETING. The Company focuses direct marketing efforts on decision makers in medium and large-sized enterprises, new electronic merchants and companies now publishing on the Web. The Company addresses these customers through a referral program for Netscape Navigator users, outbound telemarketing, direct response advertising, trade shows and seminar programs. The goal of these efforts is to identify potential buyers of the Company's products, create awareness of the Company's product offerings and generate leads for follow-on sales.

    MARKETING TO PC USERS. Client products are marketed widely to PC users in both the business and home PC market segments. Retail distribution through national resellers, reseller agreements with Internet service providers, and bundling arrangements with PC hardware and software OEMs are being used to make the Company's client products available to a large number of potential customers. In order to stimulate demand for its products, the Company also advertises in PC industry publications and engages in sales promotions with distribution partners.

    DISTRIBUTION

    The Company has designed its distribution strategy to address the particular requirements of its diverse institutional and individual target customers. The Company's direct distribution efforts consist of a direct sales force and telesales as well as marketing directly via the Netscape home page on the Internet. The Company's products are distributed indirectly through OEMs, VARs and software retailers. Ventana Communications Inc. ("Ventana"), a domestic retail distributor, accounted for 10% of total revenues for the year ended December 31, 1995.

    DIRECT SALES. The Company's direct sales force targets primarily medium to large-sized organizations, including telecommunications companies, manufacturers, retailers, publishers and financial service companies. The Company believes that these organizations are most likely to become the electronic merchants and information publishers for commerce on the Internet. In addition, these organizations have a substantial installed base of intranets and have been widely deploying Web servers for internal enterprise applications. In certain instances, the Company's direct sales force works with complementary hardware OEMs, VARs and systems integrators to deliver complete solutions for major customers.

    TELESALES. The Company's telesales organization, based in Mountain View, California, receives customer orders as well as proactively contacts potential customers.

    INTERNET SALES. The Company offers its products and services electronically via the Internet through an implementation of the Company's Merchant System commercial application. Internet sales and distribution is particularly well suited to address the large base of Internet users.

    OEMS. The Company has established OEM relationships to leverage its sales efforts. For example, the Company has OEM reseller agreements with AT&T, Apple, Compaq, Deutsche Telekom, Digital, Hewlett-Packard, IBM, Informix, Novell, Olivetti, Siemens, Silicon Graphics, Sony Corporation, Sun, Sybase and Toshiba to bundle Netscape's server or client software with certain of their product offerings.

    VARS Value added resellers and systems integrators (collectively "VARS") customize, configure and install the Company's software products with complementary hardware, software and services. In combining these products and services, these Resellers are able to deliver more complete Netscape-based solutions to address specific customer needs. The Company may also help these VARs design customized applications to meet the unique requirements of these customers.

    RETAIL DISTRIBUTION. The Company currently distributes its Netscape Navigator Personal Edition, Netscape Navigator Gold and Power Pack retail products through a network of retail distributors in North America.

    The Company sells its products directly to end-users and via the Internet. In addition, the Company offers its products indirectly through OEMs, VARs and software retailers. The Company is currently pursuing a strategy which is intended to increase sales through OEMs, VARs and system integrators as a percentage of total revenues, especially in international markets. The Company expects that any material increase in sales through Resellers as a percentage of total revenues, especially any increase in the percentage of sales through OEMs, VARs and system integrators, will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that are typically charged when selling through indirect channels. In recent quarters, sales through indirect channels have increased as a percentage of total revenues, which has adversely impacted average selling prices; however, gross margins to date have not decreased due to the large percentage of sales through OEMs, which have lower associated costs of revenues than other Resellers due to the absence of packaging costs. Other potential adverse consequences of the Company's focus on increasing sales through Resellers are the diversion of management resources and attention from direct sales, which could adversely affect direct sales revenue, and greater revenue fluctuation due to a greater percentage of retail revenue, which tends to fluctuate with product releases and may be subject to seasonality. Moreover, there can be no assurance that the Company will be able to continue to attract and retain Resellers that will be able to market the Company's products effectively, particularly Resellers of intranet software for the enterprise, and will be qualified to provide timely and cost-effective customer support and service. There also can be no assurance that the Company will be able to manage conflicts among its Resellers. In addition, the Company's agreements with Resellers typically do not restrict Resellers from distributing competing products, and in many cases may be terminated by either party without cause. Further, in some cases the Company has granted exclusive distribution rights that are limited by territory and in duration. Consequently, the Company may be adversely affected should any Reseller fail to adequately penetrate its market segment. The inability to recruit, manage or retain important Resellers, particularly Resellers of intranet software for the enterprise, or their inability to penetrate their respective market segments, could materially adversely affect the Company's business, operating results or financial condition.

    In addition to expanding its direct sales channels, the Company will continue to distribute its products electronically through the Internet. Distributing the Company's products through the Internet makes the Company's software more susceptible than other software to unauthorized copying and use. The Company has historically allowed and currently intends to continue to allow potential customers to electronically download its client and server software for a free evaluation period. There can be no assurance that, upon expiration of the evaluation period, the Company will be able to collect payment from users that retain a copy of the Company's software. In addition, by distributing its products for free evaluation over the Internet, the Company may have reduced the future demand for its products. If, as a result of changing legal interpretations of liability for unauthorized use of the Company's software or otherwise, users were to become less sensitive to avoiding copyright infringement, the Company's business, operating results and financial condition would be materially adversely affected.

    INTERNATIONAL

    International revenues (sales outside of North America) accounted for approximately 17% and 28% of total revenues for the year ended December 31, 1995 and the nine months ended September 30, 1996, respectively, and were immaterial in the year ended December 31, 1994.

    The Company believes it is important to have a strong international presence and intends to conduct business in markets outside the United States through a combination of subsidiaries and distributors. The Company intends to primarily address this market through the use of Resellers.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

    International revenues (sales outside of North America) were approximately 17% and 28% of total revenues for the year ended December 31, 1995 and the nine months ended September 30, 1996, respectively. A key component of the Company's strategy is its continued expansion into international markets. To date, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally, and the Company is currently incurring, and expects to continue to incur, significant costs in developing, marketing and distributing localized versions. If the international revenues are not adequate to offset the expense of establishing and maintaining foreign operations and the costs of localizing the Company's products, the Company's business, operating results or financial condition could be materially adversely affected. There can be no assurance that the Company will be able to successfully market, sell and deliver its products in foreign markets. In addition to the uncertainty as to the Company's ability to continue to generate revenues from its foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, export and import controls relating to encryption technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition.

    See "Government Regulation."

RESEARCH AND DEVELOPMENT

    The Company's current development efforts are focused on new products, product enhancements and adapting existing products to new operating systems. Netscape Certificate Server and Netscape Directory Server are currently in beta testing and are planned to be commercially available by the end of 1996. In addition, the Company's next generation server and client software products, Netscape SuiteSpot 3.0 and Netscape Communicator 4.0, respectively, are currently in development and are planned to be commercially available in the first half of 1997. There can be no assurance, however, that these products will be made commercially available as planned or otherwise on a timely and cost-effective basis, or that if introduced, these products will achieve market acceptance.

    The Company believes that its software development team represents a significant competitive advantage for the Company. The team includes key members of the engineering teams which developed the original Mosaic Web client at NCSA, and the original Web server software at CERN and NCSA, as well as leading software security specialists. The Company's ability to attract and retain highly qualified employees will continue to be the principal determinant of its success in maintaining technological leadership. Netscape has a policy of using equity-based compensation programs to reward and motivate significant contributors among its employees.

    Research and development expenses were $4.1 million and $26.8 million in the years ended December 31, 1994 and 1995, respectively, and were $56.2 million in the nine months ended September 30, 1996. To date, principally all software development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company intends to continue to increase the absolute amount of its research and development expenditures in the future.

NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

    Substantially all of the Company's revenues have been derived, and substantially all of the Company's future revenues are expected to be derived, from the license of its software and sale of its associated services. Accordingly, broad acceptance of the Company's software products and services by customers is critical to the Company's future success. However, the markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions; therefore, the Company's future success will depend on its ability to design, develop, test and support new software products and enhancements on a timely and cost-effective basis that meet changing customer needs and respond to technological developments and emerging industry standards. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products, such as Netscape SuiteSpot 3.0 and Netscape Communicator 4.0, to market in a timely and cost-effective manner, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. While the Company has addressed the need to develop new products and enhancements primarily through its internal development efforts, the Company has also addressed this need through acquisitions and the license of third party technology. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Licensing of third party technology also involves numerous risks, including product liability claims based on licensed technology, liability for licensed technology which infringes the proprietary rights of others, the potential inability of third party licensors to indemnify the Company for intellectual property infringement claims, the risk that the scope of third party licensor indemnification is not as broad as the indemnification the Company provides to its customers, and the unavailability of similar technology on commercially reasonable terms in the event that the third party technology is unavailable. See "--Uncertain Protection of Intellectual Property; Unisys Patent Enforcement; Challenge to the RSA License; Risks Associated with Licensed Third Party Technology." The failure of the Company's new product development efforts, especially with respect to Netscape SuiteSpot 3.0 or Netscape Communicator 4.0, could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's current products are designed around certain standards, including, for example, security standards, and current and future sales of the Company's products will be dependent, in part, on widespread adoption of such standards by enterprises, consumers, developers and other software providers. Widespread adoption of a standard not supported by Netscape could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, such as Netscape SuiteSpot 3.0 and Netscape Communicator 4.0, or that its new products and enhancements, including Netscape SuiteSpot 3.0 and Netscape Communicator 4.0, will adequately meet the requirements of the marketplace and achieve market acceptance. Further, because the Company has only recently commenced shipment of many of its products, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely and cost-effective manner. If the Company is unable to develop on a timely and cost-effective basis new software products, enhancements to existing products or error corrections, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. See "Business-- Recent Developments--Planned Products and Releases".

    See "Products."

COMPETITION

    The market for software and services for intranets and the Internet is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Many of the Company's current and potential competitors have longer operating histories, larger installed customer bases and significantly greater financial, technical, marketing, public relations and distribution resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. The Company's current and potential competitors can be divided into several groups: Microsoft Corporation ("Microsoft"), Web server software and service vendors, browser software vendors, and other operating system vendors.

    In particular the market for intranet software is rapidly evolving and increasingly competitive. The Company's intranet solution of SuiteSpot server software and Netscape Navigator client software has recently been upgraded to include more robust e-mail features. The Company's intranet solution currently competes with Lotus Development Corporation's ("Lotus") Lotus Notes and Microsoft Exchange, both of which offer electronic mail and groupware capability. In addition, Oracle has announced its intention to compete in this market through its InterOffice products. Lotus, Microsoft and Oracle all have significantly greater financial, technical, marketing and public relations resources, larger installed customer bases, greater distribution capability and significantly greater experience in selling to enterprises than the Company.

    MICROSOFT. Microsoft is devoting a significant portion of its substantial resources to developing, marketing and distributing Internet and intranet software and services in an attempt to gain market share. Microsoft has bundled its own browser with its Windows 95 operating system, allows it to be downloaded for free over the Internet and offers it as a free product to distributors and end-users, including distributors and end-users of the Company's products. Microsoft recently introduced a new version of this browser that has similar features and functionality to the browser features of Netscape Navigator 3.0, and this new version will likely reduce Netscape Navigator's market share. Microsoft has also announced that future versions of its Microsoft Office Applications suite will offer enhanced Internet and intranet capability that may be dependent upon certain functionality of Microsoft's browser. Further, in August 1996, Microsoft shipped Version 2.0 of its Internet Information Server ("IIS") that is bundled with Microsoft's Windows NT Advanced Server operating system at no additional cost, which may cause further price pressure on Netscape's server products and may reduce Netscape's market share. Microsoft has also been adding Internet and intranet capability to its range of server software offered on the Windows NT operating system. Microsoft is bundling a Web authoring tool for free with its NT Server and recently introduced a server that will compete with Netscape Proxy Server. Further, Microsoft is expected to soon begin offering products in the commercial applications software area, particularly products competitive to Netscape Merchant System. In June 1996, Microsoft announced server products for Internet service providers ("ISPs") and content providers to set up Web servers and related services. In the intranet software market, Microsoft has recently begun offering Microsoft Exchange, an e-mail and groupware product that operates in conjunction with Microsoft's Back Office and browser products. Microsoft also recently announced its Outlook product, which is intended to be a universal browser for intranets and the Internet.

    Microsoft's significant focus and product development activity in the market for Internet and intranet products and services and the penetration of Microsoft's software into its installed base of PC users has significantly increased the competitive pressures on the Company. Such pressures have placed significant price pressure on the Company and in the future may result in price reductions in Netscape's products and may also materially reduce Netscape's market share. If this were to occur, sales of Netscape's products in particular, and Netscape's business, operating results and financial condition in general, could be materially adversely affected.

    The Company believes that Microsoft has attempted to create competitive advantages for its browser and server products by bundling these products with its operating systems, often at no additional cost. Moreover, Microsoft has announced its intention to bundle its browser and server products in a more tightly integrated fashion with its underlying operating systems. If Microsoft's browser and server products are more tightly integrated with Microsoft's operating systems, the ability of Microsoft's competitors, including Netscape, to obtain effective access to Microsoft's operating systems could be impeded, particularly if such competitors do not obtain the application programming interfaces or other technical information necessary to access Microsoft's operating systems in a timely fashion. Microsoft may also use other means of attempting to restrict access to its operating systems. For example, Microsoft may assert licensing or other restrictions which could restrict the access of competitors to its operating systems. In particular, Microsoft has asserted that its Windows NT Workstation operating system is not meant to be used as a server operating system for a Web site. If Microsoft is successful in restricting access to its operating systems, sales of Netscape's products in particular, and Netscape's business, operating results and financial condition in general, could be materially adversely affected.

    The Company also believes that Microsoft has used, and will continue to use, its dominant position in desktop software to secure preferential distribution and bundling contracts with third parties such as ISPs, online service providers and VARs, including third parties with whom the Company has relationships. In addition, the Company believes that Microsoft may promote technologies and standards with which Netscape's products are not compatible. For example, Microsoft is promoting its proprietary ActiveX technology as an alternative to the Java programming language for Internet application software. Although Netscape has announced that it will provide native support for ActiveX on the Windows 95 platform in Netscape Communicator 4.0, if Microsoft is successful in promoting widespread adoption of its ActiveX technology as an alternative to Java, Netscape's business, operating results and financial condition could be materially adversely affected. Similarly, Microsoft is promoting its proprietary DCOM technology as an alternative to the CORBA and IIOP standards for a cross-platform, network-based environment. The Company has endorsed the CORBA and IIOP standards in its products, and if Microsoft is successful in promoting widespread adoption of its DCOM technology, the Company's business, operating results and financial condition could be materially adversely affected.

    Microsoft has a longer operating history, a much larger installed base and number of employees and dramatically greater financial, technical, marketing and public relations resources, access to distribution channels and name recognition than the Company, all of which are a significant competitive advantage. For example, Microsoft is currently offering certain of its Internet and intranet products for free or for no additional charge when bundled with another product and may eventually offer all of its Internet and intranet products for free or for no additional charge when bundled with another product. In addition to offering its browser and server products for free, Microsoft is also offering special incentives, such as free access to Web sites that would otherwise require a subscription fee, to users of its browser product. In addition, Microsoft is investing significantly in localizing its Internet and intranet software in non-English languages, which may be a competitive threat as Netscape attempts to expand its international business. As a result of all of the foregoing, there can be no assurance that Netscape's business, operating results and financial condition will not be materially adversely affected.

    OTHER COMPETITION. In addition to Microsoft, several companies are currently offering Web server software products that compete directly with the Company's Web server products. Organizations offering competing Web server products for the Internet include the Apache Group ("Apache") (which has the largest measured share of Web servers on the Internet as of July 1996), Microsoft and the National Center for Supercomputing Applications at the University of Illinois ("NCSA"). Unlike Netscape, which charges for its Web server products for the Internet, the Web servers from Apache, Microsoft and NCSA are offered for free. Companies offering competing Web server products for intranets include Microsoft, IBM, Oracle and Novell, among others. Some of these companies are enhancing the functionality of their existing products through their Web server product offerings. In addition to Microsoft's bundling of IIS with its Windows NT Advanced Server, Lotus, a subsidiary of IBM, has developed a Web server based on its popular Notes group software program. Oracle's Web server product works with its large installed base of database software. Companies that offer Web server and client products that are or can be bundled with operating systems or databases are particularly formidable competition in the market for intranet software. The Company also expects competition from companies that offer products competitive with the Company's commercial application products by enabling Web site creation and maintenance and a framework for online commerce. These companies include Open Market, Inc., BroadVision, Inc., Connect, Inc. and Edify Corporation. In the future, software companies which have server products in other product categories may choose to enhance the functionality of existing products or develop new products which are competitive with the Company's Web server and commercial applications products.

    In addition to Microsoft, several companies are currently offering a client-based Web browser that competes directly with the Company's Netscape Navigator product line. NCSA distributes its product, NCSA Mosaic, for free for noncommercial use.

    The Company believes that other operating system vendors may become competitors. Although IBM and Apple have each announced an intention to incorporate Netscape Navigator client software into their operating systems, IBM and Apple are each currently offering competing browsers and may continue to do so. In addition, IBM and Apple may also incorporate some Web server functionality into their operating systems which would compete with the Company's Web server and commercial applications products. The Company also expects Unix operating systems vendors, such as Sun, Hewlett-Packard, IBM, Digital, The Santa Cruz Operation, Inc. ("Santa Cruz") and Silicon Graphics, to incorporate Web client and server software into their operating systems. If these companies incorporate Web client or server functionality into their software products and such technology is not licensed from Netscape or is licensed from Netscape at significantly reduced prices, the Company's business, operating results and financial condition could be materially adversely affected.

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

    Competitive factors in the market for Internet and intranet software and services include core technology, breadth of product features, product quality, marketing and distribution resources, pricing, and customer service and support. Except as set forth above, the Company believes it presently competes favorably with respect to each of these factors. However, the market and competition are still new and rapidly emerging, especially the intranet software market, and there can be no assurance that the Company will be able to compete successfully against current or future competitors, nor can there be any assurance that this competition will not result in price reductions of the Company's products or loss of market share or will not in some other manner materially adversely affect the Company's business, operating results and financial condition.

GOVERNMENT REGULATION

    The Company is not currently subject to direct government regulation, other than pursuant to securities laws and the regulations thereunder applicable to all publicly owned companies and laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet, covering issues such as user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. For example, the Telecommunications Reform Act of 1996 (the constitutionality of which is currently under challenge) was recently enacted and imposes criminal penalties (via the Communications Decency Act or "CDA") on anyone who distributes obscene, lascivious or indecent communications over the Internet. Moreover, the adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products or increase the Company's cost of doing business or in some other manner have a material adverse effect on the Company's business, operating results or financial condition. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's products, could increase the Company's cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on the Company's business, operating results or financial condition.

    Because the encryption technology contained in the Company's products is deemed to be a "munition," such products are subject to U.S. export controls pertaining to munitions. There can be no assurance that such export controls, either in their current form or as may be subsequently revised, will not limit the Company's ability to distribute certain encrypted products outside of the United States or electronically. While Netscape takes precautions against unlawful exportation, such exportation may occur from time to time. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology, and foreign governments could enact import laws or regulations that may restrict the type of encryption software that is permitted for distribution in their countries. Moreover, as a consequence of such export controls, Netscape must develop and market both domestic and international versions of its products that contain encryption software, with the version for the U.S. market having a stronger level of encryption than the version for export to international markets. Along with the additional costs associated with the duplication of effort and expense in research, development, manufacturing and distribution of different versions of products, the Company may lose sales from customers who wish to have the same level of encryption security throughout their organization. The Company may also encounter difficulties competing overseas with competitors that are subject to less restrictive controls. Finally, due to the weaker level of encryption contained in the Company's products shipped internationally, the Company may not acquire the installed international base necessary to make the functionality of its products part of an international standard.

    Additionally, some countries have enacted import laws requiring the alteration of the Company's products in order for the government of such countries to maintain a level of control over the content of products entering such countries. In addition to the costs incurred by the Company in complying with varying international regulations, alteration of the Company's products may cause such products to perform at a level below their intended level and thereby subject the Company to potential liability and other adverse consequences. Any such export restrictions, import restrictions, new legislation or regulation or unlawful exportation could have a material adverse impact on the Company's business, operating results or financial condition.

    See "Marketing and Distribution--International."

PROPRIETARY RIGHTS

    The Company's success and ability to compete is dependent in part upon its internally developed technology. While the Company relies on patents, trademark, trade secret and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The Company generally enters into confidentiality or license agreements with its employees, consultants and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective patents, copyright and trade secret protection may be unavailable or limited in certain foreign countries. To license its products, the Company relies in part on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

    Unisys Corporation ("Unisys") has announced its intention to require the payment of royalties for the use of compression technology associated with the Graphics Interchange Format ("GIF"). Unisys asserts that this popular file format is based on compression technology patented by Unisys. The Company's products have the ability to decompress files, including files stored in GIF. The Company and, to the Company's knowledge, other licensees, have received notice of Unisys' intention to enforce or license such patent. The Company could incur additional costs and liability should its products be found to be within the scope of the Unisys patent, including costs and liability from claims for indemnification resulting from infringement. The assertion of these patent rights by Unisys, if successful, could prevent the Company's products from enabling users to view files compressed in GIF. The Company does not believe its products infringe the Unisys patent; however, there can be no assurance that the Company's products are not within the scope of the Unisys patent or that the Company's business, operating results and financial condition will not be materially adversely affected if the Company's products are found to be within the scope of the Unisys patent.

    From time to time the Company has, in addition to the notice from Unisys, received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the assertion of such infringement claims could result in injunctions preventing Netscape from distributing certain products, which could have a material adverse effect on the Company's business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available on reasonable terms or at all.

    On August 7, 1995, Netscape received a letter from a law firm purporting to represent Caro-Kann Corporation ("Caro-Kann"), a subsidiary of Cylink Corporation, which is a partner with RSA in Public Key Partners ("PKP"), which partnership purportedly holds certain exclusive licensing rights to certain patents covering the practice of public key cryptography and digital signatures. Caro-Kann alleges that the license agreement between RSA and Netscape relating to certain RSA software conflicts with the rights held by PKP. RSA has advised Netscape that the allegations of Caro-Kann are unfounded. The parties have arbitrated portions of this dispute and currently disagree as to the interpretation of the arbitration ruling. RSA has brought suit in federal court over certain patent related claims. Netscape is unable to ascertain the significance of Caro-Kann's allegations or whether or not any decision adverse to RSA in the arbitration or other proceedings may invalidate or otherwise limit the license to Netscape. In Netscape's license agreement with RSA, RSA has agreed to defend and indemnify and hold Netscape harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary rights. Although the Netscape license is fully paid-up, there can be no assurance that the outcome of this matter would not lead to royalty obligations. Many of the Company's products incorporate data encryption and server authentication technology licensed from RSA.

    The Company also relies on certain other technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in product shipments could materially adversely affect the Company's business, operating results or financial condition. Moreover, although the Company is generally indemnified by the third parties against claims that the third parties' technology infringes the proprietary rights of others, such indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and in some cases the geographical scope of such indemnification is limited. The result is that the indemnity that the Company receives against such claims is often less broad than the indemnity that the Company provides to its customers. Even in cases in which the indemnity that the Company receives from a third party licensor is as broad as the indemnity that the Company provides to its customers, often the third party licensors from whom the Company would be receiving indemnity are not well-capitalized and may not be able to indemnify the Company in the event that such third party technology infringes the proprietary rights of others. Accordingly, the Company could have substantial exposure in the event that technology licensed from a third party infringes another party's proprietary rights. The Company currently does not have any liability insurance to protect against the risk that licensed third party technology infringes the proprietary rights of others. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology, and claims for indemnification from the Company's customers resulting from such infringement claims will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or successful assertion of such claims, the Company would incur significant costs and the diversion of resources with respect to the defense thereof, in addition to potential product redevelopment costs and delays, all of which could have a material adverse effect on the Company's business, financial condition or results of operations.

DEPENDENCE ON KEY PERSONNEL

    The Company's performance is substantially dependent on the performance of its executive officers and key employees, many of whom have worked together for only a short period of time. Given the Company's relatively early stage of development, the Company is dependent on its ability to retain and motivate highly qualified personnel, especially its management and highly skilled development teams. The Company does not have "key person" life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company. See "Management".

    The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel, especially software developers. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on the Company's business, operating results or financial condition.

EMPLOYEES

    As of September 30, 1996, the Company had approximately 1,400 employees. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel, especially software developers. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

    The rapid execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company's rapid growth has placed, and its planned growth is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of September 30, 1996, the Company had grown to approximately 1,400 employees from 115 employees on December 31, 1994. In addition, the Company has completed four acquisitions in the last 12 months; assimilating the operations and personnel of such acquired companies has also placed a significant strain on the Company's managerial, operational and financial resources. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Further, the Company is required and will continue to be required to manage multiple relationships among various customers, suppliers, resellers, licensors, strategic partners and other third parties. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's current or future operations or that Company management will be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market window for the

Company's products and services in a timely and cost-effective manner. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets, particularly the market for intranet software for the enterprise, and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively or unable to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner, the Company's business, operating results and financial condition will be materially adversely affected.

                        FACTORS AFFECTING THE COMPANY'S
              BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

    As a result of the Company's relatively limited operating history and recent acquisitions, the Company does not have relevant historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. In addition, the Company typically operates with minimal backlog, therefore, quarterly sales and operating results generally depend on the volume and timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. The Company typically recognizes a substantial portion of its revenues in the last month of each quarter. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate material adverse impact on the Company's business, operating results and financial condition. Further, as the Company becomes increasingly focused on sales to enterprise customers, the Company expects that a limited number of large sales may account for a significant portion of revenue in some quarters, resulting in fluctuations in revenue in future periods and adversely impacting operating results in periods of lower than expected revenue. Moreover, the Company (i) plans to continue to increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may continue to incur significant merger-related charges and other increases in operating expenses associated with recently completed and any future acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

    The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, the timing of large sales (particularly to enterprise customers), price reductions by the Company (such as those made in October 1995 and March 1996) or its competitors, changes in how products are priced (such as the change in client and server pricing announced in October 1996), the mix of distribution channels through which products are sold, the mix of products and services sold, the mix of international and North American revenues, costs of litigation, lengthy sales cycles and general economic conditions. In particular, as the Company becomes increasingly focused on sales to enterprise customers the Company believes that quarterly operating results may fluctuate due to the timing of revenue from a limited number of large sales. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions (such as the recently announced change in client and server pricing) or business combinations (such as the Collabra Software, Inc. ("Collabra"), InSoft, Inc. ("InSoft"), Netcode Corporation ("Netcode") and Paper Software, Inc. ("Paper Software") business combinations) that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Because of all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in each of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (the "Third Quarter 10-Q") and 1995 Annual Report to Stockholders (the "Annual Report").

COMPETITION

    The market for software and services for intranets and the Internet is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Many of the Company's current and potential competitors have longer operating histories, larger installed customer bases and significantly greater financial, technical, marketing, public relations and distribution resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. The Company's current and potential competitors can be divided into several groups: Microsoft Corporation ("Microsoft"), Web server software and service vendors, browser software vendors, and other operating system vendors.

    In particular the market for intranet software is rapidly evolving and increasingly competitive. The Company's intranet solution of SuiteSpot server software and Netscape Navigator client software has recently been upgraded to include more robust e-mail features. The Company's intranet solution currently competes with Lotus Development Corporation's ("Lotus") Lotus Notes and Microsoft Exchange, both of which offer electronic mail and groupware capability. In addition, Oracle has announced its intention to compete in this market through its InterOffice products. Lotus, Microsoft and Oracle all have significantly greater financial, technical, marketing and public relations resources, larger installed customer bases, greater distribution capability and significantly greater experience in selling to enterprises than the Company.

    MICROSOFT. Microsoft is devoting a significant portion of its substantial resources to developing, marketing and distributing Internet and intranet software and services in an attempt to gain market share. Microsoft has bundled its own browser with its Windows 95 operating system, allows it to be downloaded for free over the Internet and offers it as a free product to distributors and end-users, including distributors and end-users of the Company's products. Microsoft recently introduced a new version of this browser that has similar features and functionality to the browser features of Netscape Navigator 3.0, and this new version will likely reduce Netscape Navigator's market share. Microsoft has also announced that future versions of its Microsoft Office Applications suite will offer enhanced Internet and intranet capability that may be dependent upon certain functionality of Microsoft's browser. Further, in August 1996, Microsoft shipped Version 2.0 of its Internet Information Server ("IIS") that is bundled with Microsoft's Windows NT Advanced Server operating system at no additional cost, which may cause further price pressure on Netscape's server products and may reduce Netscape's market share. Microsoft has also been adding Internet and intranet capability to its range of server software offered on the Windows NT operating system. Microsoft is bundling a Web authoring tool for free with its NT Server and recently introduced a server that will compete with Netscape Proxy Server. Further, Microsoft is expected to soon begin offering products in the commercial applications software area, particularly products competitive to Netscape Merchant System. In June 1996, Microsoft announced server products for Internet service providers ("ISPs") and content providers to set up Web servers and related services. In the intranet software market, Microsoft has recently begun offering Microsoft Exchange, an e-mail and groupware product that operates in conjunction with Microsoft's Back Office and browser products. Microsoft also recently announced its Outlook product, which is intended to be a universal browser for intranets and the Internet.

    Microsoft's significant focus and product development activity in the market for Internet and intranet products and services and the penetration of Microsoft's software into its installed base of PC users has significantly increased the competitive pressures on the Company. Such pressures have placed significant price pressure on the Company and in the future may result in price reductions in Netscape's products and may also materially reduce Netscape's market share. If this were to occur, sales of Netscape's products in particular, and Netscape's business, operating results and financial condition in general, could be materially adversely affected.

    The Company believes that Microsoft has attempted to create competitive advantages for its browser and server products by bundling these products with its operating systems, often at no additional cost. Moreover, Microsoft has announced its intention to bundle its browser and server products in a more tightly integrated fashion with its underlying operating systems. If Microsoft's browser and server products are more tightly integrated with Microsoft's operating systems, the ability of Microsoft's competitors, including Netscape, to obtain effective access to Microsoft's operating systems could be impeded, particularly if such competitors do not obtain the application programming interfaces or other technical information necessary to access Microsoft's operating systems in a timely fashion. Microsoft may also use other means of attempting to restrict access to its operating systems. For example, Microsoft may assert licensing or other restrictions which could restrict the access of competitors to its operating systems. In particular, Microsoft has asserted that its Windows NT Workstation operating system is not meant to be used as a server operating system for a Web site. If Microsoft is successful in restricting access to its operating systems, sales of Netscape's products in particular, and Netscape's business, operating results and financial condition in general, could be materially adversely affected.

    The Company also believes that Microsoft has used, and will continue to use, its dominant position in desktop software to secure preferential distribution and bundling contracts with third parties such as ISPs, online service providers and VARs, including third parties with whom the Company has relationships. In addition, the Company believes that Microsoft may promote technologies and standards with which Netscape's products are not compatible. For example, Microsoft is promoting its proprietary ActiveX technology as an alternative to the Java programming language for Internet application software. Although Netscape has announced that it will provide native support for ActiveX on the Windows 95 platform in Netscape Communicator 4.0, if Microsoft is successful in promoting widespread adoption of its ActiveX technology as an alternative to Java, Netscape's business, operating results and financial condition could be materially adversely affected. Similarly, Microsoft is promoting its proprietary DCOM technology as an alternative to the CORBA and IIOP standards for a cross-platform, network-based environment. The Company has endorsed the CORBA and IIOP standards in its products, and if Microsoft is successful in promoting widespread adoption of its DCOM technology, the Company's business, operating results and financial condition could be materially adversely affected.

    Microsoft has a longer operating history, a much larger installed base and number of employees and dramatically greater financial, technical, marketing and public relations resources, access to distribution channels and name recognition than the Company, all of which are a significant competitive advantage. For example, Microsoft is currently offering certain of its Internet and intranet products for free or for no additional charge when bundled with another product and may eventually offer all of its Internet and intranet products for free or for no additional charge when bundled with another product. In addition to offering its browser and server products for free, Microsoft is also offering special incentives, such as free access to Web sites that would otherwise require a subscription fee, to users of its browser product. In addition, Microsoft is investing significantly in localizing its Internet and intranet software in non-English languages, which may be a competitive threat as Netscape attempts to expand its international business. As a result of all of the foregoing, there can be no assurance that Netscape's business, operating results and financial condition will not be materially adversely affected.

    OTHER COMPETITION. In addition to Microsoft, several companies are currently offering Web server software products that compete directly with the Company's Web server products. Organizations offering competing Web server products for the Internet include the Apache Group ("Apache") (which has the largest measured share of Web servers on the Internet as of July 1996), Microsoft and the National Center for Supercomputing Applications at the University of Illinois ("NCSA"). Unlike Netscape, which charges for its Web server products for the Internet, the Web servers from Apache, Microsoft and NCSA are offered for free. Companies offering competing Web server products for intranets include Microsoft, IBM, Oracle and Novell, among others. Some of these companies are enhancing the functionality of their existing products through their Web server product offerings. In addition to Microsoft's bundling of IIS with its Windows NT Advanced Server, Lotus, a subsidiary of IBM, has developed a Web server based on its popular Notes group software program. Oracle's Web server product works with its large installed base of database software. Companies that offer Web server and client products that are or can be bundled with operating systems or databases are particularly formidable competition in the market for intranet software. The Company also expects competition from companies that offer products competitive with the Company's commercial application products by enabling Web site creation and maintenance and a framework for online commerce. These companies include Open Market, Inc., BroadVision, Inc., Connect, Inc. and Edify Corporation. In the future, software companies which have server products in other product categories may choose to enhance the functionality of existing products or develop new products which are competitive with the Company's Web server and commercial applications products.

    In addition to Microsoft, several companies are currently offering a client-based Web browser that competes directly with the Company's Netscape Navigator product line. NCSA distributes its product, NCSA Mosaic, for free for noncommercial use.

    The Company believes that other operating system vendors may become competitors. Although IBM and Apple have each announced an intention to incorporate Netscape Navigator client software into their operating systems, IBM and Apple are each currently offering competing browsers and may continue to do so. In addition, IBM and Apple may also incorporate some Web server functionality into their operating systems which would compete with the Company's Web server and commercial applications products. The Company also expects Unix operating systems vendors, such as Sun, Hewlett-Packard, IBM, Digital, The Santa Cruz Operation, Inc. ("Santa Cruz") and Silicon Graphics, to incorporate Web client and server software into their operating systems. If these companies incorporate Web client or server functionality into their software products and such technology is not licensed from Netscape or is licensed from Netscape at significantly reduced prices, the Company's business, operating results and financial condition could be materially adversely affected.

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

    Competitive factors in the market for Internet and intranet software and services include core technology, breadth of product features, product quality, marketing and distribution resources, pricing, and customer service and support. Except as set forth above, the Company believes it presently competes favorably with respect to each of these factors. However, the market and competition are still new and rapidly emerging, especially the intranet software market, and there can be no assurance that the Company will be able to compete successfully against current or future competitors, nor can there be any assurance that this competition will not result in price reductions of the Company's products or loss of market share or will not in some other manner materially adversely affect the Company's business, operating results and financial condition.

NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

    Substantially all of the Company's revenues have been derived, and substantially all of the Company's future revenues are expected to be derived, from the license of its software and sale of its associated services. Accordingly, broad acceptance of the Company's software products and services by customers is critical to the Company's future success. However, the markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions; therefore, the Company's future success will depend on its ability to design, develop, test and support new software products and enhancements on a timely and cost-effective basis that meet changing customer needs and respond to technological developments and emerging industry standards. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products, such as Netscape SuiteSpot 3.0 and Netscape Communicator 4.0, to market in a timely and cost-effective manner, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. While the Company has addressed the need to develop new products and enhancements primarily through its internal development efforts, the Company has also addressed this need through acquisitions and the license of third party technology. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Licensing of third party technology also involves numerous risks, including product liability claims based on licensed technology, liability for licensed technology which infringes the proprietary rights of others, the potential inability of third party licensors to indemnify the Company for intellectual property infringement claims, the risk that the scope of third party licensor indemnification is not as broad as the indemnification the Company provides to its customers, and the unavailability of similar technology on commercially reasonable terms in the event that the third party technology is unavailable. See "--Uncertain Protection of Intellectual Property; Unisys Patent Enforcement; Challenge to the RSA License; Risks Associated with Licensed Third Party Technology." The failure of the Company's new product development efforts, especially with respect to Netscape SuiteSpot 3.0 or Netscape Communicator 4.0, could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's current products are designed around certain standards, including, for example, security standards, and current and future sales of the Company's products will be dependent, in part, on widespread adoption of such standards by enterprises, consumers, developers and other software providers. Widespread adoption of a standard not supported by Netscape could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, such as Netscape SuiteSpot 3.0 and Netscape Communicator 4.0, or that its new products and enhancements, including Netscape SuiteSpot 3.0 and Netscape Communicator 4.0, will adequately meet the requirements of the marketplace and achieve market acceptance. Further, because the Company has only recently commenced shipment of many of its products, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely and cost-effective manner. If the Company is unable to develop on a timely and cost-effective basis new software products, enhancements to existing products or error corrections, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. See "Business-- Recent Developments--Planned Products and Releases".

DEVELOPING MARKET; NEW ENTRANTS; UNCERTAIN ACCEPTANCE OF THE COMPANY'S PRODUCTS;
  PRICE EROSION;
  UNCERTAIN ADOPTION OF INTERNET AND INTRANETS AS A MEDIUM OF COMMERCE AND COMMUNICATIONS

    The market for the Company's software and services, especially for its intranet products and services, is relatively new, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce over the Internet and intranets. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is relatively young and has a limited number of proven products. Moreover, critical issues concerning the use of intranets and of the Internet (including security, reliability, cost, ease of deployment and administration and quality of service) remain unresolved and may impact the growth of intranet and Internet use. While the Company believes that its software products offer significant advantages for commerce and communication over the Internet and intranets, there can be no assurance that commerce and communication over the Internet or intranets will become widespread, or that the Company's products for commerce and communication over the Internet or intranets will become widely adopted for these purposes.

    In particular, the Company's client software competes with free client software distributed by online service providers, Internet access providers and others. In addition, computer operating systems companies, notably Microsoft, bundle client software with their operating systems at little or no additional cost to users, which may cause the price of the Company's client products to decline. The Company announced significant price reductions in its server product line during the quarter ended December 31, 1995 and announced further price reductions in its server product line in March 1996. See "--Competition." Moreover, continued market acceptance of the Company's server and commercial applications software products is substantially dependent upon the adoption of the Internet and intranets for commerce and communications. The adoption of the Internet or intranets for commerce and communications, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce and communication, generally requires the acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make some or all of their existing information systems technology, software and systems obsolete. In addition, there can be no assurance that individual PC users in business or at home will adopt or, if adopted, continue to use the Internet or intranets for online commerce or communication.

    Because the market for the Company's products and services, especially its intranet products and services, is relatively new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance that the market for the Company's products and services will continue to develop, that the Company's new products or services, especially its intranet products and services, will be adopted or that existing products and services will continue to be adopted, or that the Internet or intranets will be widely adopted for commerce and communication. If the market for the Company's products fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's new products and services, especially its intranet products and services, do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

MANAGEMENT OF GROWTH

    The rapid execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company's rapid growth has placed, and its planned growth is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of September 30, 1996, the Company had grown to approximately 1,400 employees from 115 employees on December 31, 1994. In addition, the Company has completed four acquisitions in the last 12 months; assimilating the operations and personnel of such acquired companies has also placed a significant strain on the Company's managerial, operational and financial resources. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Further, the Company is required and will continue to be required to manage multiple relationships among various customers, suppliers, resellers, licensors, strategic partners and other third parties. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's current or future operations or that Company management will be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets, particularly the market for intranet software for the enterprise, and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively or unable to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner, the Company's business, operating results and financial condition will be materially adversely affected.

RISKS OF ACQUISITIONS AND INVESTMENTS

    During the nine months ended September 30, 1996, the Company completed business combinations with InSoft, Paper Software and Netcode and incurred an aggregate of $6.1 million in acquisition and related costs. In addition, during the nine months ended September 30, 1996, the Company formed two joint ventures and made several equity investments in companies with complementary technology. As part of its overall strategy, the Company plans to enter into further business combinations and significant investments in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. Any such transactions would be accompanied by the risks commonly encountered in such transactions. In particular, business combinations with high technology companies include such risks as the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments or joint ventures or that such transactions will not materially adversely affect the Company's business, financial condition or results of operations.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT

    The Company was incorporated in April 1994, and, although the Company has acquired a number of companies which were incorporated prior to that time, the Company only commenced shipment of its products for intranets and the Internet in December 1994. Accordingly, the Company has a relatively limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their earlier stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, expand its management processes and capabilities and continue to upgrade its technologies and successfully commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company incurred net losses from inception through the quarter ended June 30, 1995. As of September 30, 1996, the Company had an accumulated deficit of $11.0 million. Although the Company has experienced revenue growth in recent periods, historical growth rates will not be sustained and are not indicative of future operating results. There can be no assurance that the Company will sustain profitability.

NEED TO MANAGE EVOLVING MARKET AND PRODUCTS

    The Company's software business has historically been characterized by relatively short sales cycles, relatively small initial sales orders, relatively simple uses for its software, short product development cycles and low aggregate royalty payments to third parties for embedded technology. However, the Company has evolved and expanded its product lines, and, as the Company has increased its focus on sales to enterprise customers, the Company's business has been, and, will continue to be, characterized by longer sales cycles, larger initial sales orders, more complex use of its software, longer product development cycles and higher aggregate royalty payments to third parties for embedded technology. For example, the Company's server product line has evolved from software products which merely enabled publication of HTML-based documents to SuiteSpot, an integrated suite of server products that address an array of complex information technology issues such as e-mail, groupware, calendaring, security for internal information and online commerce, as well as information publication. Further, the Company now offers complex commercial application software to accompany its server and client software. Organizations which initially purchased Internet and intranet products for trial use are now building complex intranets. The Company expects that sales of its software will be increasingly made to enterprises, and that due to higher price points and more complex uses, these sales will require approval at the highest levels of the customer's organization. These sales are likely to be more difficult, expensive and time-consuming for the Company, and will require greater training of the Company's sales personnel and reseller partners. Further, these sales generally involve a significant commitment of capital by prospective customers, with the attendant delays frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the license of the Company's software products has lengthened, may continue to lengthen and is subject to a number of significant risks over which the Company has little or no control. The Company has relatively limited experience with these types of sales, and there can be no assurance that the Company will be able to successfully manage this evolution in its business, and the failure to successfully manage this evolution in its business could have a material adverse effect on the Company's business, operating results and financial condition.

EVOLVING DISTRIBUTION CHANNELS

    The Company sells its products directly to end-users and via the Internet. In addition, the Company offers its products indirectly through OEMs, VARs and software retailers. The Company is currently pursuing a strategy which is intended to increase sales through OEMs, VARs and system integrators as a percentage of total revenues, especially in international markets. The Company expects that any material increase in sales through Resellers as a percentage of total revenues, especially any increase in the percentage of sales through OEMs, VARs and system integrators, will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that are typically charged when selling through indirect channels. In recent quarters, sales through indirect channels have increased as a percentage of total revenues, which has adversely impacted average selling prices; however, gross margins to date have not decreased due to the large percentage of sales through OEMs, which have lower associated costs of revenues than other Resellers due to the absence of packaging costs. Other potential adverse consequences of the Company's focus on increasing sales through Resellers are the diversion of management resources and attention from direct sales, which could adversely affect direct sales revenue, and greater revenue fluctuation due to a greater percentage of retail revenue, which tends to fluctuate with product releases and may be subject to seasonality. Moreover, there can be no assurance that the Company will be able to continue to attract and retain Resellers that will be able to market the Company's products effectively, particularly Resellers of intranet software for the enterprise, and will be qualified to provide timely and cost-effective customer support and service. There also can be no assurance that the Company will be able to manage conflicts among its Resellers. In addition, the Company's agreements with Resellers typically do not restrict Resellers from distributing competing products, and in many cases may be terminated by either party without cause. Further, in some cases the Company has granted exclusive distribution rights that are limited by territory and in duration. Consequently, the Company may be adversely affected should any Reseller fail to adequately penetrate its market segment. The inability to recruit, manage or retain important Resellers, particularly Resellers of intranet software for the enterprise, or their inability to penetrate their respective market segments, could materially adversely affect the Company's business, operating results or financial condition.

    In addition to expanding its direct sales channels, the Company will continue to distribute its products electronically through the Internet. Distributing the Company's products through the Internet makes the

Company's software more susceptible than other software to unauthorized copying and use. The Company has historically allowed and currently intends to continue to allow potential customers to electronically download its client and server software for a free evaluation period. There can be no assurance that, upon expiration of the evaluation period, the Company will be able to collect payment from users that retain a copy of the Company's software. In addition, by distributing its products for free evaluation over the Internet, the Company may have reduced the future demand for its products. If, as a result of changing legal interpretations of liability for unauthorized use of the Company's software or otherwise, users were to become less sensitive to avoiding copyright infringement, the Company's business, operating results and financial condition would be materially adversely affected.

SECURITY RISKS AND SYSTEM DISRUPTIONS; LACK OF PRODUCT LIABILITY INSURANCE FOR
  PRODUCTS
  INCORPORATING SECURITY FEATURES

    The Company has included in its products security protocols which operate in conjunction with encryption and authentication technology licensed from RSA Data Security Inc. ("RSA"). Despite the existence of these technologies, the Company's products have been found to be vulnerable to break-ins and similar disruptive problems caused by Internet users. In the last two years, there have been several instances in which weaknesses or vulnerabilities in the Company's security implementation were discovered. In each instance in which a vulnerability or weakness was discovered in the Company's security implementation, the Company attempted to address the vulnerability or weakness by making the various design changes in its security and reviewing those changes both internally and with a broad set of outside industry experts. The design changes appear to have resolved known security vulnerabilities and weaknesses in the Company's products.

    In addition, the Company's products incorporate technology from other software companies which could be vulnerable to security flaws. For example, in March 1996 certain security flaws were discovered in the Java programming language; in particular, one security flaw was discovered which could have jeopardized the security of information stored in the computer of Netscape Navigator users. Sun, the licensor of Java, has corrected this particular security flaw and has distributed the software fix to the Company. However, there can be no assurance that the Company's products will not be susceptible to other security flaws, whether in the Company's products or technologies, in Java or in other technology incorporated into the Company's products.

    Despite the Company's attempts to address the vulnerabilities and weaknesses in its security implementation, the Company's products and licensed technology incorporated in such products may continue to be vulnerable to break-ins and similar disruptive problems caused by Internet users. Further, as is generally known, weaknesses in the environment in which Netscape products are used may compromise the security of confidential electronic information exchanges across the Internet. This includes, but is not limited to, the security of the physical network, security of the physical machines used for the information transfer and the security of the operating system on top of which the Netscape products are running. Any such flaws in the Internet or the end-user environment, or weaknesses or vulnerabilities in the Company's products or licensed technology incorporated in such products, would jeopardize the security of confidential information sent over the Internet using Netscape software, such as credit card numbers and e-mail, and might enable others to dismantle the special security techniques meant to protect such transactions.

    Any further computer break-ins or other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of end-users of the Company's products, which may result in significant liability to the Company and may also deter potential customers. Moreover, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet and intranet market generally, and the Company's customer base and revenues in particular. The Company attempts to limit its liability to its customers, including liability arising from failure of the security implementation contained in the Company's products, through contractual provisions. However, there can be no assurance that such limitations will be effective. The

Company currently does not have product liability insurance to protect against risks associated with forced break-ins or disruptions. There can be no assurance that additional security vulnerabilities and weaknesses will not be discovered in the Company's products or licensed technology incorporated in such products or that weaknesses in the end-user environments will not limit the use of the Internet as a commercial medium. Any additional security related problems in the Company's products or licensed technology incorporated in such products may require significant expenditures of capital and resources by the Company to alleviate such problems, may result in lawsuits against the Company, may result in loss of customers and may cause interruptions, delays or cessations of product shipments to the Company's customers. Any such expenditures, lawsuits, loss of customers, interruptions, cessations or delays would likely have a material adverse effect on the Company's business, operating results and financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    The Company is not currently subject to direct government regulation, other than pursuant to securities laws and the regulations thereunder applicable to all publicly owned companies and laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet, covering issues such as user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. For example, the Telecommunications Reform Act of 1996 (the constitutionality of which is currently under challenge) was recently enacted and imposes criminal penalties (via the Communications Decency Act or "CDA") on anyone who distributes obscene, lascivious or indecent communications over the Internet. Moreover, the adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products or increase the Company's cost of doing business or in some other manner have a material adverse effect on the Company's business, operating results or financial condition. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's products, could increase the Company's cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on the Company's business, operating results or financial condition.

    Because the encryption technology contained in the Company's products is deemed to be a "munition," such products are subject to U.S. export controls pertaining to munitions. There can be no assurance that such export controls, either in their current form or as may be subsequently revised, will not limit the Company's ability to distribute certain encrypted products outside of the United States or electronically. While Netscape takes precautions against unlawful exportation, such exportation may occur from time to time. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology, and foreign governments could enact import laws or regulations that may restrict the type of encryption software that is permitted for distribution in their countries. Moreover, as a consequence of such export controls, Netscape must develop and market both domestic and international versions of its products that contain encryption software, with the version for the U.S. market having a stronger level of encryption than the version for export to international markets. Along with the additional costs associated with the duplication of effort and expense in research, development, manufacturing and distribution of different versions of products, the Company may lose sales from customers who wish to have the same level of encryption security throughout their organization. The Company may also encounter difficulties competing overseas with competitors that are subject to less restrictive controls.

Finally, due to the weaker level of encryption contained in the Company's products shipped internationally, the Company may not acquire the installed international base necessary to make the functionality of its products part of an international standard.

    Additionally, some countries have enacted import laws requiring the alteration of the Company's products in order for the government of such countries to maintain a level of control over the content of products entering such countries. In addition to the costs incurred by the Company in complying with varying international regulations, alteration of the Company's products may cause such products to perform at a level below their intended level and thereby subject the Company to potential liability and other adverse consequences. Any such export restrictions, import restrictions, new legislation or regulation or unlawful exportation could have a material adverse impact on the Company's business, operating results or financial condition.

UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY; UNISYS PATENT ENFORCEMENT;
  CHALLENGE TO RSA LICENSE;
  RISKS ASSOCIATED WITH LICENSED THIRD PARTY TECHNOLOGY

    The Company's success and ability to compete is dependent in part upon its internally developed technology. While the Company relies on patents, trademark, trade secret and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The Company generally enters into confidentiality or license agreements with its employees, consultants and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective patents, copyright and trade secret protection may be unavailable or limited in certain foreign countries. To license its products, the Company relies in part on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

    Unisys Corporation ("Unisys") has announced its intention to require the payment of royalties for the use of compression technology associated with the Graphics Interchange Format ("GIF"). Unisys asserts that this popular file format is based on compression technology patented by Unisys. The Company's products have the ability to decompress files, including files stored in GIF. The Company and, to the Company's knowledge, other licensees, have received notice of Unisys' intention to enforce or license such patent. The Company could incur additional costs and liability should its products be found to be within the scope of the Unisys patent, including costs and liability from claims for indemnification resulting from infringement. The assertion of these patent rights by Unisys, if successful, could prevent the Company's products from enabling users to view files compressed in GIF. The Company does not believe its products infringe the Unisys patent; however, there can be no assurance that the Company's products are not within the scope of the Unisys patent or that the Company's business, operating results and financial condition will not be materially adversely affected if the Company's products are found to be within the scope of the Unisys patent.

    From time to time the Company has, in addition to the notice from Unisys, received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the assertion of such infringement claims could result in injunctions preventing Netscape from distributing certain products, which could have a material adverse effect on the Company's business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available on reasonable terms or at all.

    On August 7, 1995, Netscape received a letter from a law firm purporting to represent Caro-Kann Corporation ("Caro-Kann"), a subsidiary of Cylink Corporation, which is a partner with RSA in Public Key Partners ("PKP"), which partnership purportedly holds certain exclusive licensing rights to certain patents covering the practice of public key cryptography and digital signatures. Caro-Kann alleges that the license agreement between RSA and Netscape relating to certain RSA software conflicts with the rights held by PKP. RSA has advised Netscape that the allegations of Caro-Kann are unfounded. The parties have arbitrated portions of this dispute and currently disagree as to the interpretation of the arbitration ruling. RSA has brought suit in federal court over certain patent related claims. Netscape is unable to ascertain the significance of Caro-Kann's allegations or whether or not any decision adverse to RSA in the arbitration or other proceedings may invalidate or otherwise limit the license to Netscape. In Netscape's license agreement with RSA, RSA has agreed to defend and indemnify and hold Netscape harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary rights. Although the Netscape license is fully paid-up, there can be no assurance that the outcome of this matter would not lead to royalty obligations. Many of the Company's products incorporate data encryption and server authentication technology licensed from RSA.

    The Company also relies on certain other technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in product shipments could materially adversely affect the Company's business, operating results or financial condition. Moreover, although the Company is generally indemnified by the third parties against claims that the third parties' technology infringes the proprietary rights of others, such indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and in some cases the geographical scope of such indemnification is limited. The result is that the indemnity that the Company receives against such claims is often less broad than the indemnity that the Company provides to its customers. Even in cases in which the indemnity that the Company receives from a third party licensor is as broad as the indemnity that the Company provides to its customers, often the third party licensors from whom the Company would be receiving indemnity are not well-capitalized and may not be able to indemnify the Company in the event that such third party technology infringes the proprietary rights of others. Accordingly, the Company could have substantial exposure in the event that technology licensed from a third party infringes another party's proprietary rights. The Company currently does not have any liability insurance to protect against the risk that licensed third party technology infringes the proprietary rights of others. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology, and claims for indemnification from the Company's customers resulting from such infringement claims will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or successful assertion of such claims, the Company would incur significant costs and the diversion of resources with respect to the defense thereof, in addition to potential product redevelopment costs and delays, all of which could have a material adverse effect on the Company's business, financial condition or results of operations.

DEPENDENCE ON KEY PERSONNEL

    The Company's performance is substantially dependent on the performance of its executive officers and key employees, many of whom have worked together for only a short period of time. Given the Company's relatively early stage of development, the Company is dependent on its ability to retain and motivate highly qualified personnel, especially its management and highly skilled development teams. The Company does not have "key person" life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company. See "Management".

    The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel, especially software developers. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on the Company's business, operating results or financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

    International revenues (sales outside of North America) were approximately 17% and 28% of total revenues for the year ended December 31, 1995 and the nine months ended September 30, 1996, respectively. A key component of the Company's strategy is its continued expansion into international markets. To date, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally, and the Company is currently incurring, and expects to continue to incur, significant costs in developing, marketing and distributing localized versions. If the international revenues are not adequate to offset the expense of establishing and maintaining foreign operations and the costs of localizing the Company's products, the Company's business, operating results or financial condition could be materially adversely affected. There can be no assurance that the Company will be able to successfully market, sell and deliver its products in foreign markets. In addition to the uncertainty as to the Company's ability to continue to generate revenues from its foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, export and import controls relating to encryption technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition.

DEPENDENCE ON THE INTERNET

    Although some sales of the Company's products will depend upon growth of intranets, sales of the Company's products will continue to depend in large part upon a robust industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure (e.g., reliable network backbone), untimely development of complementary products (e.g., high speed modems), delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. In addition, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by such potential growth. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace. If the necessary infrastructure or complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition will be materially adversely affected.

EXTREME VOLATILITY OF STOCK PRICE AND RISK OF LITIGATION

    The Company's common stock price has been extremely volatile and has experienced substantial and sudden fluctuations, particularly as a result of announcements by the Company and its competitors and announcements with respect to the industry generally. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many high technology companies, particularly Internet-related companies, and that often have been unrelated to the operating performance of such companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.

CONCENTRATION OF STOCK OWNERSHIP

    Upon completion of this offering, the Company's executive officers and directors, together with entities affiliated with such individuals, will beneficially own approximately 42.5% of the Company's Common Stock (approximately 42.2% if the Underwriters' over-allotment option is exercised in full). Accordingly, these stockholders will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company. See "Principal and Selling Stockholders."

SHARES ELIGIBLE FOR FUTURE SALE

    Sales of a substantial number of shares of Common Stock in the public market following this offering could adversely affect the market price for the Common Stock. Each of the executive officers and directors of the Company, and entities affiliated with one of the Company's non-employee directors, who collectively held as of September 30, 1996 an aggregate of 35,694,037 shares, have agreed not to sell or otherwise dispose of Common Stock of the Company through February 15, 1997 without the prior consent of Morgan Stanley & Co. Incorporated, except for an aggregate of 200,000 shares held by certain executive officers of the Company, which shall not have such restriction. Certain other stockholders of the Company, including an entity affiliated with one of the Company's non-employee directors, who are selling an aggregate of 3,000,000 shares in this offering and will hold an aggregate of 2,352,727 shares after the offering, have agreed not to sell or otherwise dispose of Common Stock of the Company for up to 120 days after the date of this Prospectus without the prior consent of Morgan Stanley & Co. Incorporated. The Company has agreed in the Underwriting Agreement that it will not, directly or indirectly, without the prior written consent of Morgan Stanley & Co. Incorporated, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of any shares of Common Stock or any securities convertible into or exchangeable for Common Stock, for a period of 120 days after the date of this Prospectus, subject to certain limited exceptions. Except for shares subject to the restrictions set forth above and (i) 14,219,720 shares subject to a repurchase right of the Company which generally lapses at a rate of 20% after 10 months of service and two percent per month thereafter, and (ii) 2,755,544 shares held by existing stockholders which are "restricted securities" as that term is defined in Rule 144 under the Securities Act and are not eligible for sale until the expiration of their respective two-year holding periods, all other shares of Common Stock are freely tradeable without restriction. See "Underwriters".

EFFECT OF CERTAIN CHARTER PROVISIONS; ANTITAKEOVER EFFECTS OF CERTIFICATE OF
  INCORPORATION, BYLAWS AND
  DELAWARE LAW

    The Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be

ITEM 2. PROPERTIES.

    The Company leases various facilities in Mountain View, California, which provide for approximately 450,000 square feet of office space and contain the Company's principal executive, administrative, engineering, sales, marketing, customer support and research and development functions. Such leases expire at various dates ranging from 2000 through 2003. The Company is currently pursuing negotiations for the leasing of an additional 800,000 square feet in Mountain View, California from December 1996 through September 1998 for general corporate use. The Company believes that its existing facilities will be adequate until the end of the year and that sufficient additional space will be available as needed thereafter. The Company also has short-term operating leases for sales offices throughout the United States, Europe and the Far East.

    In addition, the Company maintains secure computers which contain confidential information of the Company and its customers. The Company's operations are dependent in part upon its ability to protect its internal network infrastructure against damage from physical break-ins, natural disasters, operational disruptions and other events. Physical break-ins could result in the theft or loss of confidential or critical business information of the Company or its customers. Any such break-in or damage or failure that causes interruptions in the Company's operations could materially adversely affect the Company's business, operating results or financial condition.

ITEM 6. SELECTED FINANCIAL DATA.

    The information required by this item is incorporated by reference to the section entitled "Selected Consolidated Financial Data" on page 20 of the Company's 1995 Annual Report to Stockholders.

    In addition to the information set forth above, the following supplemental information is hereby provided:

               SUPPLEMENTAL SELECTED CONSOLIDATED FINANCIAL DATA

                                                          YEAR ENDED                     QUARTER ENDED (UNAUDITED)
                                                         DECEMBER 31,            -----------------------------------------
                                                -------------------------------  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,
                                                  1995       1994       1993         1995           1995          1995
                                                ---------  ---------  ---------  -------------  -------------  -----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product revenues............................  $  77,489  $   3,337  $   1,006    $  36,358      $  21,979     $  13,095
  Service revenues............................      7,898        801        100        5,204          1,329           977
                                                ---------  ---------  ---------  -------------  -------------  -----------
      Total revenues..........................     85,387      4,138      1,106       41,562         23,308        14,072
COST OF REVENUES:
  Cost of product revenues....................      9,177        186         28        5,125          2,639           982
  Cost of service revenues....................      2,530        247         43        1,613            380           337
                                                ---------  ---------  ---------  -------------  -------------  -----------
      Total cost of revenues..................     11,707        433         71        6,738          3,019         1,319
                                                ---------  ---------  ---------  -------------  -------------  -----------
Gross profit..................................     73,680      3,705      1,035       34,824         20,289        12,753
OPERATING EXPENSES:
  Research and development....................     26,841      4,146        871       11,792          7,117         5,105
  Sales and marketing.........................     43,679      7,750      1,498       18,959         11,785         8,224
  General and administrative..................     11,336      3,389        513        3,782          2,568         2,612
  Property rights agreement and related
    charges...................................        500      2,487     --           --             --            --
  Merger related charges......................      2,033     --         --            2,033         --            --
                                                ---------  ---------  ---------  -------------  -------------  -----------
      Total operating expenses................     84,389     17,772      2,882       36,566         21,470        15,941
                                                ---------  ---------  ---------  -------------  -------------  -----------
Operating loss................................    (10,709)   (14,067)    (1,847)      (1,742)        (1,181)       (3,188)
  Interest income.............................      4,898        251         53        2,835          1,447           498
  Interest expense............................       (304)       (14)       (18)         (84)           (91)         (102)
                                                ---------  ---------  ---------  -------------  -------------  -----------
      Other income, net.......................      4,594        237         35        2,751          1,356           396
                                                ---------  ---------  ---------  -------------  -------------  -----------
Income (loss) before income taxes.............     (6,115)   (13,830)    (1,812)       1,009            175        (2,792)
Provision for income taxes....................        498     --         --              498         --            --
                                                ---------  ---------  ---------  -------------  -------------  -----------
Net income (loss).............................  $  (6,613) $ (13,830) $  (1,812)   $     511      $     175     $  (2,792)
                                                ---------  ---------  ---------  -------------  -------------  -----------
                                                ---------  ---------  ---------  -------------  -------------  -----------
Net income (loss) per share...................  $   (0.09) $   (0.21) $   (0.03)   $    0.01      $    0.00     $   (0.04)
                                                ---------  ---------  ---------  -------------  -------------  -----------
                                                ---------  ---------  ---------  -------------  -------------  -----------
Shares used in computing net income (loss) per
  share.......................................     75,735     67,181     61,904       86,965         80,832        69,919
                                                ---------  ---------  ---------  -------------  -------------  -----------
                                                ---------  ---------  ---------  -------------  -------------  -----------


                                                 MARCH 31,
                                                   1995
                                                -----------

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product revenues............................   $   6,057
  Service revenues............................         388
                                                -----------
      Total revenues..........................       6,445
COST OF REVENUES:
  Cost of product revenues....................         431
  Cost of service revenues....................         200
                                                -----------
      Total cost of revenues..................         631
                                                -----------
Gross profit..................................       5,814
OPERATING EXPENSES:
  Research and development....................       2,827
  Sales and marketing.........................       4,711
  General and administrative..................       2,374
  Property rights agreement and related
    charges...................................         500
  Merger related charges......................      --
                                                -----------
      Total operating expenses................      10,412
                                                -----------
Operating loss................................      (4,598)
  Interest income.............................         118
  Interest expense............................         (27)
                                                -----------
      Other income, net.......................          91
                                                -----------
Income (loss) before income taxes.............      (4,507)
Provision for income taxes....................      --
                                                -----------
Net income (loss).............................   $  (4,507)
                                                -----------
                                                -----------
Net income (loss) per share...................   $   (0.07)
                                                -----------
                                                -----------
Shares used in computing net income (loss) per
  share.......................................      69,915
                                                -----------
                                                -----------

                                                                                                  DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1995       1994       1993
                                                                                         ---------  ---------  ---------
                                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital........................................................................  $ 133,052  $   4,666  $   3,867
Total assets...........................................................................    231,154     16,996      5,093
Long-term obligations, excluding current portion.......................................      1,198        725     --
Stockholders' equity...................................................................    177,387      8,161      4,094

------------------------------

(1) All periods reflect the business combinations with Collabra Software, Inc. and InSoft, Inc. which have been accounted for as poolings of interests. Financial information for periods prior to January 1, 1996 has not been restated for the operations of Netcode Corporation and Paper Software, Inc. due to immateriality. See Note 2 of Notes to Supplemental Consolidated Financial Statements.

(2) All share and per share data has been restated to reflect a two-for-one stock split approved on January 23, 1996.

(3) No dividends have been declared or paid on the common stock of Netscape. The dividends declared and paid by InSoft were insignficant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 28 of the Company's 1995 Annual Report to Stockholders.

    In addition to the information set forth above, the following supplemental information is hereby provided:

              SUPPLEMENTAL MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

    Netscape Communications Corporation is a leading provider of open software for linking people and information over private transmission control protocol/Internet protocol ("TCP/IP") -based enterprise networks ("intranets"). The Company was incorporated in April 1994, and completed its business combinations with Collabra Software, Inc. ("Collabra") in November 1995 and InSoft, Inc. ("InSoft") in April 1996. Each of the business combinations was treated as a pooling of interests for accounting purposes, and accordingly, the historical financial statements for the Company have been restated as if the transactions occurred at the beginning of the earliest period presented. The Company additionally completed its business combinations with Netcode Corporation ("Netcode") and Paper Software, Inc. ("Paper") in April 1996 and May 1996, respectively, in transactions accounted for as poolings of interests. The historical results of operations for Netcode and Paper are not material in relation to those of Netscape and financial information for 1995 and prior periods have not been restated to reflect the Netcode and Paper business combinations. Operating results since January 1, 1996, however, have been restated to reflect the operating results of Netcode and Paper.

    Operating results in 1993 reflect the activity of InSoft for a full year and Collabra for the period from February 9, 1993, Collabra's date of incorporation, to December 31, 1993. The results of operations and the financial condition of the combined companies were not significant during 1993. Operating results in 1994 reflect the activity of InSoft and Collabra for a full year and Netscape for the period from April 1994, Netscape's date of incorporation, to December 31, 1994. Operating results for 1995 reflect the full year combined results of InSoft, Collabra and Netscape. The Company's combined operating activities through December 31, 1994 related primarily to recruiting personnel, raising capital, purchasing operating assets, establishing sales channels and performing research and development. Since inception, the Company has derived the substantial majority of its revenues from product licenses.

    Due to the Company being engaged primarily in recruiting personnel, raising capital, purchasing operating assets, establishing sales channels and performing research and development through December 31, 1994, and having recognized insignificant revenues during such period primarily from products and services no longer offered by the Company, and due to the significant growth in operating expenses in 1995 as compared to 1994 and 1993, the Company believes that a comparison of operating results for the year ended December 31, 1995 to the years ended December 31, 1994 and 1993 is not meaningful.

BUSINESS COMBINATIONS

    BUSINESS COMBINATION WITH COLLABRA SOFTWARE, INC. On November 9, 1995, the Company entered into a business combination with Collabra Software, Inc. ("Collabra"), a developer of collaborative computing software. Netscape purchased all of the outstanding capital and assumed all of the outstanding stock options of Collabra, a privately held company. The business combination was treated as a pooling of interests for accounting purposes, and accordingly, the historical financial statements for the Company have been restated as if the transaction occurred at the beginning of the earliest period presented. Netscape incurred direct transaction costs of approximately $2.0 million associated with the business combination which were charged to operations in the quarter ended December 31, 1995. See "Results of Operations--Merger Related Charges" and Note 2 of Notes to Supplemental Consolidated Financial Statements.

    BUSINESS COMBINATION WITH INSOFT, INC. On April 25, 1996, the Company entered into a business combination with InSoft, Inc. ("InSoft"), a provider of network-based communications and collaborative multimedia software for the enterprise. Netscape purchased all of the outstanding capital and assumed all of the outstanding stock options of InSoft, a privately held company. The business combination was treated as a pooling of interests for accounting purposes, and accordingly, the historical financial statements for the Company have been restated as if the transaction occurred at the beginning of the earliest period presented. Netscape incurred direct transactions costs of approximately $5.1 million associated with the business combination which were charged to operations during the quarter ended June 30, 1996. See Note 2 of Notes to Supplemental Consolidated Financial Statements.

    BUSINESS COMBINATION WITH PAPER SOFTWARE, INC. On May 28, 1996, the Company entered into a business combination with Paper Software, Inc. ("Paper"), a provider of distributed three-dimensional graphics and maker of WebFX VRML software. Netscape purchased all of the outstanding capital stock of Paper, a privately held company. The business combination was treated as a pooling of interests. As Paper's historical results of operations are not material in relation to those of Netscape, financial information through December 31, 1995 has not been restated to reflect the business combination. Operating results since January 1, 1996, however, have been restated to reflect the operating results of Paper. The Company incurred direct transactions costs of approximately $700,000 associated with the business combination, which was charged to operations during the quarter ended June 30, 1996. See Note 2 of Notes to Supplemental Consolidated Financial Statements.

    BUSINESS COMBINATION WITH NETCODE CORPORATION. On April 30, 1996, the Company entered into a business combination with Netcode Corporation ("Netcode"), a creator of a Java-based visual interface builder and object toolkit for rapidly developing Java applications. The Company purchased all of the outstanding capital stock and assumed all of the outstanding stock options of Netcode, a privately held company. The business combination was treated as a pooling of interests. As Netcode's historical results of operations are not material in relation to those of Netscape, financial information through December 31, 1995 has not been restated to reflect the acquisition. Operating results since January 1, 1996, however, have been restated to reflect the operating results of Netcode. The Company incurred direct transactions costs of approximately $300,000 associated with the business combination, which was charged to operations during the quarter ended June 30, 1996. See Note 2 of Notes to Supplemental Consolidated Financial Statements.

    In April 1996, the Company entered into a joint venture with GE Information Services ("GEIS") to form Actra Business Systems L.L.C. that intends to develop and market software for Internet-based business-to-business electronic commerce.

    In August 1996, the Company entered into a joint venture called Navio Communications, Inc. ("Navio"), an independent Internet software company in which Netscape has an equity position. Navio plans to deliver core, scalable technology for the Netscape Navigator for a wide-variety of consumer and non-PC products such as televisions, telephones, set-top boxes, game players and the new breed of network computers and information appliances.

RESULTS OF OPERATIONS

REVENUES

    The Company derives its revenues from license fees for its software products and fees for services, which are generally charged separately from software licenses. Product revenues consist of product licensing fees, and service revenues consist of fees for maintenance and support services, training, consulting and advertising space. See Note 1 of Notes to Supplemental Consolidated Financial Statements.

    TOTAL REVENUES. Total revenues were $41.6 million and $23.3 million for the quarters ended December 31, 1995 and September 30, 1995, respectively, representing a 78% increase. Total revenues for the years ended December 31, 1995 and 1994 were $85.4 and $4.1 million, respectively, representing an 1,963% increase. Revenues in the quarter and year ended December 31, 1994 were $1.9 million and $4.1 million, respectively. InSoft products and services which are no longer offered by the Company accounted for 100% of total revenues in 1993 and 67% of total revenues in 1994. The remaining 33% of total revenues in 1994 were evenly split between Netscape and Collabra products and services, despite the fact that revenues attributable to Netscape reflect only two weeks of product shipments in 1994. The Company commenced shipment of its Collabra products in July 1994 and its Netscape products in December 1994. The introduction of Netscape products and services accounts for the dramatic growth in revenues beginning in 1995. Software license volume increases and the introduction of new products, as opposed to price increases, were the principal factors in total revenue growth between periods.

    Netscape Navigator and related client products accounted for 59% of the Company's total revenues in the quarter ended December 31, 1995, as compared to 61% of total revenues in the quarter ended September 30, 1995. Licenses of the Company's server and commercial applications software accounted for 28% of the Company's total revenues in the quarter ended December 31, 1995, as compared to 33% in the quarter ended September 30, 1995. The Company believes that the decreased mix of server and applications product sales versus Netscape Navigator product sales as a percentage of total revenues resulted from increased unit sales of Netscape Navigator Personal Edition through retail distribution channels, reflecting the seasonal buying pattern of consumers, and an increase in service revenues as a percentage of total revenues from 6% in the quarter ended September 30, 1995 to 12% in the quarter ended December 31, 1995. The Company expects that the percentage of revenues attributable to its server and commercial applications software products as compared to its Netscape Navigator product line will fluctuate in future periods depending upon consumer buying patterns and the timing of new product introductions.

    The Company distributes substantially all of its products through a combination of direct sales (including field sales and telesales), OEM, VAR and retail channels. Although the Company experienced absolute dollar revenue increases in every sales channel, direct sales revenues accounted for a lower percentage of revenues in the quarters ended December 31, 1995 and September 30, 1995 than in prior quarters primarily due to higher unit sales in the retail channel resulting from consumer buying patterns. Revenues in the quarter and year ended December 31, 1994 were primarily direct sales. Indirect channels may account for an increasing percentage of revenues in future periods as such reseller channels become more established. Ventana Communications Inc., one of the Company's domestic retail distributors, accounted for 10% of revenues for the year ended December 31, 1995. See Note 10 of Notes to Supplemental Consolidated Financial Statements.

    PRODUCT REVENUES. Product revenues were $36.4 million and $22.0 million for the quarters ended December 31, 1995 and September 30, 1995, respectively, a 65% increase. Product revenues for the year ended December 31, 1995 were $77.5 million. Product revenues in the quarter and year ended December 31, 1994 were $1.6 million and $3.3 million, respectively.

    Software license volume increases and the introduction of new products, as opposed to price increases, were the principal factors in product revenue growth between periods. Netscape Navigator, Netscape Commerce Server and Netscape Communications Server accounted for the majority of the

Company's product revenues, although commercial applications products accounted for a greater percentage of revenues in the quarter ended December 31, 1995 than in prior quarters. The majority of the Company's commercial applications products became available in September 1995.

    SERVICE REVENUES. Service revenues were $5.2 million and $1.3 million for the quarters ended December 31, 1995 and September 30, 1995, respectively, a 300% increase. Service revenues for the year ended December 31, 1995 were $7.9 million. Service revenues in the quarter and year ended December 31, 1994 were $278,000 and $801,000, respectively.

    Service revenues in the year ended December 31, 1995 were attributable to maintenance and support, consulting, advertising and, to a lesser extent, training services provided by the Company. Service revenues increases in the quarter and year ended December 31, 1995 were primarily due to increased maintenance and support provided to a larger installed base, increases in consulting services associated with the implementation of the Company's products and advertising. Service revenues in the quarter and year ended December 31, 1994 were primarily attributable to consulting services associated with Netscape products.

    INTERNATIONAL REVENUES. International revenues (sales outside of North America) were approximately 18% and 16% of total revenues for the quarters ended December 31, 1995 and September 30, 1995, respectively. International revenues were approximately 17% of total revenues in the year ended December 31, 1995 and were immaterial in the year ended December 31, 1994. International revenues increased as a percentage of total revenues in the quarter and year ended December 31, 1995 primarily due to increased sales and marketing efforts in Europe and Japan, as well as the Company's continued expansion into other international markets through reseller partnerships.

COST OF REVENUES

    COST OF PRODUCT REVENUES. Cost of product revenues was $5.1 million and $2.6 million for the quarters ended December 31, 1995 and September 30, 1995, respectively, and was 14% and 12% of the related product revenues, respectively, in both periods. Cost of product revenues for the years ended December 31, 1995 and 1994 was $9.2 million and $200,000, or 12% and 6% of the related product revenues, respectively.

    In each of the periods, the cost of product revenues consisted primarily of the cost of product media and duplication, manuals, packing materials, licensed technology and amounts paid to third party vendors for sales administration, order fulfillment and free telephone support. The Company expects that the gross margin earned on product revenues will fluctuate in future periods depending upon the mix of product sales in future periods.

    COST OF SERVICE REVENUES. Cost of service revenues was $1.6 million and $380,000 for the quarters ended December 31, 1995 and September 30, 1995, respectively, and was 31% and 29%, respectively, of related service revenues. Cost of service revenues for the years ended December 31, 1995 and 1994 was $2.5 million and $247,000, or 32% and 31% of the related service revenues, respectively.

    In each of the periods, the cost of service revenues related primarily to personnel related costs incurred in providing maintenance, support and consulting. The Company expects that the gross margin earned on service revenues may fluctuate in future periods depending upon the mix of service revenues in future periods. In particular, the Company earns lower gross margins on consulting services and advertising versus maintenance and support services.

OPERATING EXPENSES

    The Company's operating expenses, excluding Property Rights Agreement, Related Charges and Merger Related Charges, have increased in absolute dollar amounts in every consecutive quarter through the quarter ended December 31, 1995. This trend reflects the Company's rapid growth and expansion in all operating areas. The Company believes that continued expansion of operations is essential to achieving and maintaining market leadership. In addition, the Company anticipates increases in infrastructure-related expenses, such as costs for facilities, telecommunications and management information systems.

    The Company has recorded deferred compensation of $11.1 million for the difference between the grant price and the deemed fair value of the Company's common stock for stock options granted in the first six months of 1995. Operating expenses for each of the quarters ended December 31, 1995 and September 30, 1995 reflect $600,000 of non-cash charges associated with the amortization of deferred compensation. Operating expenses for the year ended December 31, 1995 include $2.5 million of non-cash charges associated with the amortization of deferred compensation. The remaining deferred compensation will be amortized to operating expense over the related 50-month vesting period of the shares and will therefore continue to have an adverse impact on the Company's results of operations. Specifically, the Company will record additional operating expenses of $600,000 in each of the quarters in 1996, or $2.4 million for the year ended December 31, 1996, associated with deferred compensation amortization. See Note 7 of Notes to Supplemental Consolidated Financial Statements.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and consulting fees to support product development. Research and development expenses were $11.8 million and $7.1 million for the quarters ended December 31, 1995 and September 30, 1995, respectively, and were 28% and 31%, respectively, of total revenues. Research and development expenses were $26.8 million and $4.1 million for the years ended December 31, 1995 and 1994, or 31% and 100% of total revenues, respectively.

    The dollar increases in each of the periods were primarily attributable to increased staffing and outside consulting fees. To date, principally all software development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive in the software business. As a consequence, the Company intends to increase the absolute amount of research and development expenditures in the future.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries (including sales commissions), consulting fees, trade show expenses and advertising. Sales and marketing expenses were $19.0 million and $11.8 million for the quarters ended December 31, 1995 and September 30, 1995, respectively, and were 46% and 51%, respectively, of total revenues. Sales and marketing expenses were $43.7 million and $7.8 million for the years ended December 31, 1995 and 1994, or 51% and 187% of total revenues, respectively.

    The dollar increases in each of the periods were primarily attributable to increased staffing, marketing program costs and sales commissions on higher sales. The Company intends to increase the level of sales and marketing expenses in future periods.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and fees for professional services. General and administrative expenses were $3.8 million and $2.6 million for the quarters ended December 31, 1995 and September 30, 1995, respectively, and were 9% and 11%, respectively, of total revenues. General and administrative expenses for the years ended December 31, 1995 and 1994 were $11.3 million and $3.4 million, or 13% and 82% of total revenues, respectively.

    The dollar increases in each of the periods were primarily attributable to increased staffing and fees for professional services. The Company intends to increase the level of general and administrative expenses in future periods.

    PROPERTY RIGHTS AGREEMENT AND RELATED CHARGES. The Company has segregated certain expenses totaling $500,000 and $2.5 million for the years ended December 31, 1995 and 1994, respectively. These expenses relate to an agreement with the University of Illinois and Spyglass, Inc. and associated costs, including fees for expert and professional services, trademark search costs and other related expenses. All of these expenses have been recorded for financial reporting purposes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5. The Company will incur additional charges related to this agreement in the event that it enters into certain types of agreements with two specified companies. See Note 6 of Notes to Supplemental Consolidated Financial Statements.

    ACQUISITION RELATED CHARGES. The Company has incurred certain expenses totaling approximately $2.0 million for the quarter and year ended December 31, 1995. These expenses related to the Company's business combination with Collabra in November 1995 and were primarily associated with fees for investment banking, legal, accounting, and other related charges incurred in conjunction with the business combination. The Company does not anticipate incurring any additional charges associated with the Collabra business combination, however there can be no assurance that such charges will not be incurred in subsequent quarters. During 1996, the Company incurred direct transaction costs of $6.1 million in connection with the business combinations with InSoft, Paper and Netcode. See "Business Combinations" and Note 2 of Notes to Supplemental Consolidated Financial Statements.

OTHER INCOME, NET

    Net other income was $4.6 million and $200,000 for the years ended December 31, 1995 and 1994, respectively. The increase was due to higher cash and investment balances primarily as a result of the Company's initial public offering in August 1995. See "--Liquidity and Capital Resources".

INCOME TAXES

    For the twelve months ended December 31, 1995, the Company recorded a provision for income taxes of $498,000 on a pretax loss of $6.1 million. The income tax provision on the loss occurred primarily as a result of foreign withholding tax payments. Deferred tax assets of $10.5 million were entirely reserved at December 31, 1995 as a result of the Company's history and uncertainty of future earnings. No provision for income taxes was made in the year ended December 31, 1994.

    As of December 31, 1995, the Company had federal and state net operating loss carryforwards of approximately $15.0 million and $12.2 million, respectively. The federal net operating losses will expire between 2008 and 2010, while the state net operating losses will expire between 1998 and 2002. Federal and state credits of $1.0 million and $335,000 will expire at various dates between the years 2000 and 2010. Utilization of net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such limitations, if any, are not expected to impact the ultimate utilization of the carryforwards.

    Approximately $1.8 million of the 1995 valuation allowance increase of $4.1 million was related to tax carryforwards attributable to stock option deductions which will be credited to paid-in capital when realized. See Note 8 of Notes to Supplemental Consolidated Financial Statements

FACTORS AFFECTING OPERATING RESULTS

    The Company's operating results may fluctuate from time to time due to a number of factors, as set forth in "Factors Affecting the Company's Business, Operating Results and Financial Condition" elsewhere in this Amendment No. 2 Form 10K-A.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1995, the Company's principal source of liquidity was approximately $152.1 million in cash, cash equivalents and short-term investments and $21.7 million in long-term investments, a $163.6 million increase over December 31, 1994 cash and investment balances. See Note 1 of Notes to Supplemental Consolidated Financial Statements. The increase in cash and investment balances was primarily attributable to the net proceeds of $148.2 million from the Company's initial public offering in August 1995.

    For the year ended December 31, 1995, cash provided by operating activities of $12.0 million was primarily attributable to increases in deferred revenues and other current liabilities, partially offset by the growth in accounts receivable and other current assets. Cash used in investment activities of $139.8 million in the year ended December 31, 1995 related primarily to $128.8 million in net short-term investment purchases and $20.5 million in capital expenditures. Cash flows from financing activities of $172.9 million in the year ended December 31, 1995 were primarily attributable to the net proceeds of $148.2 million from the Company's initial public offering in August 1995 and, to a lesser extent, $17.3 million from the issuance of Series C Preferred Stock in April 1995.

    Deferred revenues primarily consist of the unrecognized portion of service revenues received pursuant to maintenance and support contracts and the unrecognized portion of non-refundable, prepaid license royalties received pursuant to reseller agreements. Deferred revenues increased from $3.9 million at December 31, 1994 to $30.0 million at December 31, 1995 due to an increase in the number of reseller agreements, the amount of prepayments received pursuant to reseller agreements and, to a lesser extent, to an increase in the number of training, consulting and maintenance and support contracts.

    The Company estimates that 1996 capital expenditures will approximate at least $96.0 million which includes purchases of computer hardware and software as well as leasehold improvements related to additional leased facilities.

    Management believes existing cash and investments together with cash flows expected to be generated from operations will be sufficient to meet the Company's operating requirements for the next twelve months.

    Netscape does not currently have any lines of credit available and has not paid cash dividends on its Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is incorporated by reference to the Consolidated Financial Statements, and the related notes thereto, Report of Independent Auditors and the Supplementary Quarterly Consolidated Financial Data on pages 29 through 44 of the Company's 1995 Annual Report to Stockholders.

    In addition to the information set forth above, the following supplemental information is hereby provided:

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Netscape Communications Corporation

    We have audited the supplemental consolidated balance sheets of Netscape Communications Corporation (formed as a result of the consolidation of Netscape Communications Corporation and InSoft, Inc.) as of December 31, 1995 and 1994, and the related supplemental consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. The supplemental consolidated financial statements give retroactive effect to the merger of Netscape Communications Corporation and InSoft, Inc. on April 25, 1996, which has been accounted for using the pooling-of-interests method as described in the notes to the supplemental consolidated financial statements. Our audits also included the financial statement schedule listed in the Index. These supplemental financial statements and schedule are the responsibility of the management of Netscape Communications Corporation. Our responsibility is to express an opinion on these supplemental financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, based on our audits, the supplemental consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netscape Communications Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, after giving retroactive effect to the merger of Insoft, Inc., as described in the notes to the supplemental consolidated financial statements, in conformity with generally accepted accounting principles. Also in our opinion, the supplemental financial statement schedule referred to above, when considered in relation to the basic supplemental financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Palo Alto, California
January 26, 1996,
except for Note 2, as to which the
date is May 28, 1996

                      NETSCAPE COMMUNICATIONS CORPORATION

                    SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1995       1994
                                                                                       ---------  ---------
                                                                                          (IN THOUSANDS,
                                                                                       EXCEPT SHARE AND PER
                                                                                           SHARE DATA)
Current assets:
  Cash and cash equivalents..........................................................  $  55,276  $  10,190
  Short-term investments.............................................................     96,841     --
  Accounts receivable, net of allowance for doubtful accounts of $667 in 1995, and
    $104 in 1994.....................................................................     27,099      2,170
  Other current assets...............................................................      6,405        416
                                                                                       ---------  ---------
    Total current assets.............................................................    185,621     12,776
Property and equipment, net..........................................................     20,872      2,998
Long-term investments, deposits and other assets.....................................     24,661      1,222
                                                                                       ---------  ---------
                                                                                       $ 231,154  $  16,996
                                                                                       ---------  ---------
                                                                                       ---------  ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................................  $   8,533  $   1,837
  Accrued compensation and related liabiliaties............................      6,567        690
  Other accrued liabilities................................................      6,111        978
  Deferred revenues........................................................     30,032      3,880
  Current portion of long-term obligations and installment notes payable...      1,326        725
                                                                             ---------  ---------
    Total current liabilities..............................................     52,569      8,110
Long-term obligations and installment notes payable........................      1,198        725

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.0001 par value; issuable in series; 7,608,222 shares in 1994 and 5,000,000 shares in 1995 authorized, 7,008,222 shares in
    1994 and no shares in 1995 issued and outstanding......................     --              1
  Common stock, $0.0001 par value; 200,000,000 shares authorized,
    13,467,846 shares in 1994 and 82,862,283 shares in 1995 issued and
    outstanding............................................................          8          1
  Additional paid-in-capital...............................................    207,188     24,083
  Notes receivable from stockholders.......................................       (763)    --
  Deferred compensation....................................................     (8,584)    --
  Unrealized gain on available-for-sale securities.........................      2,157     --
  Accumulated deficit......................................................    (22,716)   (15,924)
  Accumulated translation adjustment.......................................         97     --
                                                                             ---------  ---------
    Total stockholders' equity.............................................    177,387      8,161
                                                                             ---------  ---------
                                                                             $ 231,154  $  16,996
                                                                             ---------  ---------
                                                                             ---------  ---------

                            See accompanying notes.

------------------------

(1) Restated to reflect the business combinations with Collabra Software, Inc. and InSoft, Inc. which have been accounted for as poolings of interests. Financial information has not been restated for the operations of Netcode Corporation and Paper Software, Inc. due to immateriality.

(2) All share and per share data has been restated to reflect a two-for-one stock split approved on January 23, 1996.

                      NETSCAPE COMMUNICATIONS CORPORATION

               SUPPLEMENTAL CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            YEAR ENDED
                                                                                ----------------------------------
                                                                                   1995        1994        1993
                                                                                ----------  ----------  ----------
                                                                                 (IN THOUSANDS, EXCEPT SHARE AND
                                                                                         PER SHARE DATA)
Revenues:
  Product revenues............................................................  $   77,489  $    3,337  $    1,006
  Service revenues............................................................       7,898         801         100
                                                                                ----------  ----------  ----------
    Total revenues............................................................      85,387       4,138       1,106
Cost of revenues:
  Cost of product revenues....................................................       9,177         186          28
  Cost of service revenues....................................................       2,530         247          43
                                                                                ----------  ----------  ----------
    Total cost of revenues....................................................      11,707         433          71
                                                                                ----------  ----------  ----------
Gross profit..................................................................      73,680       3,705       1,035

Operating expenses:
  Research and development....................................................      26,841       4,146         871
  Sales and marketing.........................................................      43,679       7,750       1,498
  General and administrative..................................................      11,336       3,389         513
  Property rights agreements and related charges..............................         500       2,487      --
  Merger related charges......................................................       2,033      --          --
                                                                                ----------  ----------  ----------
    Total operating expenses..................................................      84,389      17,772       2,882
                                                                                ----------  ----------  ----------
Operating loss................................................................     (10,709)    (14,067)     (1,847)

  Interest income.............................................................       4,898         251          53
  Interest expense............................................................        (304)        (14)        (18)
                                                                                ----------  ----------  ----------
    Other income, net.........................................................       4,594         237          35
                                                                                ----------  ----------  ----------
Loss before income taxes......................................................      (6,115)    (13,830)     (1,812)
Provision for income taxes....................................................         498      --          --
                                                                                ----------  ----------  ----------
Net loss......................................................................  $   (6,613) $  (13,830) $   (1,812)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Net loss per share............................................................  $    (0.09) $    (0.21) $    (0.03)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Shares used in computing net loss per share...................................      75,735      67,181      61,904
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                            See accompanying notes.

------------------------

(1) Restated to reflect the business combinations with Collabra Software, Inc. and InSoft, Inc. which have been accounted for as poolings of interests. Financial information has not been restated for the operations of Netcode Corporation and Paper Software, Inc. due to immateriality.

(2) All share and per share data has been restated to reflect a two-for-one stock split approved on January 23, 1996.

                      NETSCAPE COMMUNICATIONS CORPORATION
          SUPPLEMENTAL CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                        ADDITIONAL
                                                                                               PREFERRED     COMMON       PAID-IN
                                                                                                 STOCK        STOCK       CAPITAL
                                                                                              -----------  -----------  -----------
                                                                                               (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                                                           SHARE DATA)
Balance at December 31, 1992................................................................   $  --        $  --        $     106
Issuance of 867,743 shares of common stock for cash, services, conversion of notes, and
  other.....................................................................................      --           --              631
Issuance of 1,263,628 shares of common stock (Collabra Series A) net of issuance costs of
  $8........................................................................................      --           --            2,757
Issuance of 343,842 shares of common stock (InSoft Series A) net of issuance costs of $35...      --           --            2,565
Dividends of acquired Company (InSoft Series A).............................................      --           --               24
Net loss....................................................................................      --           --           --
                                                                                              -----------  -----------  -----------
Balance at December 31, 1993................................................................      --           --            6,083
Issuance of 967,062 shares of common stock (Collabra Series B) net of issuance costs of
  $28.......................................................................................      --           --            5,897
Issuance of 188,452 shares of common stock (InSoft Series B) net of issuance costs of $61...      --           --            2,439
Issuance of 7,534,926 shares of common stock to founders and employees for cash and
  services..................................................................................      --                1           23
Issuance of 4,151,000 shares of Series A convertible preferred stock at $0.75 per share for
  cash and technology.......................................................................           1       --            3,112
Issuance of 2,857,222 shares of Series B convertible preferred stock at $2.25 per share for
  cash, net of issuance costs of $34........................................................      --           --            6,395
Issuance of 1,522,000 shares of common stock upon exercise of stock options.................      --           --               29
Dividends of acquired Company (InSoft Series A).............................................      --           --              105
Net loss....................................................................................      --           --           --
                                                                                              -----------  -----------  -----------
Balance at December 31, 1994................................................................           1            1       24,083
Issuance of 21,533,159 shares of common stock upon exercise of stock options, for cash,
  services, and notes, net of repurchases...................................................      --                2        2,095
Issuance of 188,452 shares of common stock (InSoft Series B) net of issuance costs of $5....      --           --            2,495
Issuance of 125,635 shares of common stock (InSoft Series C) net of issuance costs of
  $127......................................................................................      --           --            1,873
Issuance of 2,000,000 shares of Series C convertible preferred stock at $9.00 per share for
  cash, net of issuance costs of $700.......................................................      --           --           17,300
Deferred compensation related to grant of stock options.....................................      --           --           11,087
Amortization of deferred compensation.......................................................      --           --           --
Issuance of 11,500,000 shares of common stock upon IPO, net of offering costs of $12,850....      --                1      148,149
Conversion and split of 9,008,222 shares of preferred stock.................................          (1)           4           (3)
Unrealized gain on available-for-sale securities............................................      --           --           --
Dividends of acquired Company (InSoft Series A and C).......................................      --           --              109
Net loss....................................................................................      --           --           --
Translation gain............................................................................      --           --           --
                                                                                              -----------  -----------  -----------
Balance at December 31, 1995................................................................   $  --        $       8    $ 207,188
                                                                                              -----------  -----------  -----------
                                                                                              -----------  -----------  -----------

                                                                                                  NOTES
                                                                                               RECEIVABLE
                                                                                                  FROM          DEFERRED
                                                                                              STOCKHOLDERS    COMPENSATION
                                                                                              -------------  ---------------

Balance at December 31, 1992................................................................    $  --          $   --
Issuance of 867,743 shares of common stock for cash, services, conversion of notes, and
  other.....................................................................................       --              --
Issuance of 1,263,628 shares of common stock (Collabra Series A) net of issuance costs of
  $8........................................................................................       --              --
Issuance of 343,842 shares of common stock (InSoft Series A) net of issuance costs of $35...       --              --
Dividends of acquired Company (InSoft Series A).............................................       --              --
Net loss....................................................................................       --              --
                                                                                              -------------  ---------------
Balance at December 31, 1993................................................................       --              --
Issuance of 967,062 shares of common stock (Collabra Series B) net of issuance costs of
  $28.......................................................................................       --              --
Issuance of 188,452 shares of common stock (InSoft Series B) net of issuance costs of $61...       --              --
Issuance of 7,534,926 shares of common stock to founders and employees for cash and
  services..................................................................................       --              --
Issuance of 4,151,000 shares of Series A convertible preferred stock at $0.75 per share for
  cash and technology.......................................................................       --              --
Issuance of 2,857,222 shares of Series B convertible preferred stock at $2.25 per share for
  cash, net of issuance costs of $34........................................................       --              --
Issuance of 1,522,000 shares of common stock upon exercise of stock options.................       --              --
Dividends of acquired Company (InSoft Series A).............................................       --              --
Net loss....................................................................................       --              --
                                                                                              -------------  ---------------
Balance at December 31, 1994................................................................       --              --
Issuance of 21,533,159 shares of common stock upon exercise of stock options, for cash,
  services, and notes, net of repurchases...................................................         (763)         --
Issuance of 188,452 shares of common stock (InSoft Series B) net of issuance costs of $5....       --              --
Issuance of 125,635 shares of common stock (InSoft Series C) net of issuance costs of
  $127......................................................................................       --              --
Issuance of 2,000,000 shares of Series C convertible preferred stock at $9.00 per share for
  cash, net of issuance costs of $700.......................................................       --              --
Deferred compensation related to grant of stock options.....................................       --              (11,087)
Amortization of deferred compensation.......................................................       --                2,503
Issuance of 11,500,000 shares of common stock upon IPO, net of offering costs of $12,850....       --              --
Conversion and split of 9,008,222 shares of preferred stock.................................       --              --
Unrealized gain on available-for-sale securities............................................       --              --
Dividends of acquired Company (InSoft Series A and C).......................................       --              --
Net loss....................................................................................       --              --
Translation gain............................................................................       --              --
                                                                                              -------------  ---------------
Balance at December 31, 1995................................................................    $    (763)     $    (8,584)
                                                                                              -------------  ---------------
                                                                                              -------------  ---------------

                                                                                              UNREALIZED GAIN
                                                                                                    ON
                                                                                              AVAILABLE-FOR-    ACCUMULATED
                                                                                              SALE SECURITIES     DEFICIT
                                                                                              ---------------  -------------

Balance at December 31, 1992................................................................     $  --           $    (153)
Issuance of 867,743 shares of common stock for cash, services, conversion of notes, and
  other.....................................................................................        --              --
Issuance of 1,263,628 shares of common stock (Collabra Series A) net of issuance costs of
  $8........................................................................................        --              --
Issuance of 343,842 shares of common stock (InSoft Series A) net of issuance costs of $35...        --              --
Dividends of acquired Company (InSoft Series A).............................................        --                 (24)
Net loss....................................................................................        --              (1,812)
                                                                                              ---------------  -------------
Balance at December 31, 1993................................................................        --              (1,989)
Issuance of 967,062 shares of common stock (Collabra Series B) net of issuance costs of
  $28.......................................................................................        --              --
Issuance of 188,452 shares of common stock (InSoft Series B) net of issuance costs of $61...        --              --
Issuance of 7,534,926 shares of common stock to founders and employees for cash and
  services..................................................................................        --              --
Issuance of 4,151,000 shares of Series A convertible preferred stock at $0.75 per share for
  cash and technology.......................................................................        --              --
Issuance of 2,857,222 shares of Series B convertible preferred stock at $2.25 per share for
  cash, net of issuance costs of $34........................................................        --              --
Issuance of 1,522,000 shares of common stock upon exercise of stock options.................        --              --
Dividends of acquired Company (InSoft Series A).............................................        --                (105)
Net loss....................................................................................        --             (13,830)
                                                                                              ---------------  -------------
Balance at December 31, 1994................................................................        --             (15,924)
Issuance of 21,533,159 shares of common stock upon exercise of stock options, for cash,
  services, and notes, net of repurchases...................................................        --              --
Issuance of 188,452 shares of common stock (InSoft Series B) net of issuance costs of $5....        --              --
Issuance of 125,635 shares of common stock (InSoft Series C) net of issuance costs of
  $127......................................................................................        --              --
Issuance of 2,000,000 shares of Series C convertible preferred stock at $9.00 per share for
  cash, net of issuance costs of $700.......................................................        --              --
Deferred compensation related to grant of stock options.....................................        --              --
Amortization of deferred compensation.......................................................        --              --
Issuance of 11,500,000 shares of common stock upon IPO, net of offering costs of $12,850....        --              --
Conversion and split of 9,008,222 shares of preferred stock.................................        --              --
Unrealized gain on available-for-sale securities............................................         2,157          --
Dividends of acquired Company (InSoft Series A and C).......................................        --                (179)
Net loss....................................................................................        --              (6,613)
Translation gain............................................................................        --              --
                                                                                              ---------------  -------------
Balance at December 31, 1995................................................................     $   2,157       $ (22,716)
                                                                                              ---------------  -------------
                                                                                              ---------------  -------------


                                                                                               ACCUMULATED       TOTAL

                                                                                               TRANSITION    STOCKHOLDERS'

                                                                                               ADJUSTMENT        EQUITY

                                                                                              -------------  --------------

Balance at December 31, 1992................................................................    $  --          $      (47)

Issuance of 867,743 shares of common stock for cash, services, conversion of notes, and
  other.....................................................................................       --                 631

Issuance of 1,263,628 shares of common stock (Collabra Series A) net of issuance costs of
  $8........................................................................................       --               2,757

Issuance of 343,842 shares of common stock (InSoft Series A) net of issuance costs of $35...       --               2,565

Dividends of acquired Company (InSoft Series A).............................................       --              --

Net loss....................................................................................       --              (1,812)

                                                                                              -------------  --------------

Balance at December 31, 1993................................................................       --               4,094

Issuance of 967,062 shares of common stock (Collabra Series B) net of issuance costs of
  $28.......................................................................................       --               5,897

Issuance of 188,452 shares of common stock (InSoft Series B) net of issuance costs of $61...       --               2,439

Issuance of 7,534,926 shares of common stock to founders and employees for cash and
  services..................................................................................       --                  24

Issuance of 4,151,000 shares of Series A convertible preferred stock at $0.75 per share for
  cash and technology.......................................................................       --               3,113

Issuance of 2,857,222 shares of Series B convertible preferred stock at $2.25 per share for
  cash, net of issuance costs of $34........................................................       --               6,395

Issuance of 1,522,000 shares of common stock upon exercise of stock options.................       --                  29

Dividends of acquired Company (InSoft Series A).............................................       --              --

Net loss....................................................................................       --             (13,830)

                                                                                              -------------  --------------

Balance at December 31, 1994................................................................       --               8,161

Issuance of 21,533,159 shares of common stock upon exercise of stock options, for cash,
  services, and notes, net of repurchases...................................................       --               1,334

Issuance of 188,452 shares of common stock (InSoft Series B) net of issuance costs of $5....       --               2,495

Issuance of 125,635 shares of common stock (InSoft Series C) net of issuance costs of
  $127......................................................................................       --               1,873

Issuance of 2,000,000 shares of Series C convertible preferred stock at $9.00 per share for
  cash, net of issuance costs of $700.......................................................       --              17,300

Deferred compensation related to grant of stock options.....................................       --              --

Amortization of deferred compensation.......................................................       --               2,503

Issuance of 11,500,000 shares of common stock upon IPO, net of offering costs of $12,850....       --             148,150

Conversion and split of 9,008,222 shares of preferred stock.................................       --              --

Unrealized gain on available-for-sale securities............................................       --               2,157

Dividends of acquired Company (InSoft Series A and C).......................................       --                 (70)

Net loss....................................................................................       --              (6,613)

Translation gain............................................................................           97              97

                                                                                              -------------  --------------

Balance at December 31, 1995................................................................    $      97      $  177,387

                                                                                              -------------  --------------

                                                                                              -------------  --------------


                            See accompanying notes.

------------------------------

(1) Restated to reflect the business combinations with Collabra Software, Inc. and InSoft, Inc. which have been accounted for as poolings of interests. Financial information has not been restated for the operations of Netcode Corporation and Paper Software, Inc. due to immateriality.

(2) All share and per share data has been restated to reflect a two-for-one stock split approved on January 23, 1996.

                      NETSCAPE COMMUNICATIONS CORPORATION

               SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1995         1994       1993
                                                                                -----------  ----------  ---------
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss......................................................................  $    (6,613) $  (13,830) $  (1,812)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Stock issued for services.................................................      --           --            245
    Depreciation and amortization.............................................        3,853         345         24
    Amortization of deferred compensation.....................................        2,553      --         --
    Loss on sale of property and equipment....................................      --               11     --
  Changes in assets and liabilities:
    Accounts receivable.......................................................      (24,929)     (1,688)      (337)
    Other current assets......................................................       (5,989)       (298)      (191)
    Accounts payable..........................................................        6,696       1,506        301
    Accrued compensation and related liabilities..............................        5,877         682          8
    Other accrued liabilities.................................................        5,133         989        103
    Deferred revenues.........................................................       26,152       3,713     --
    Long-term obligations.....................................................         (725)      1,450     --
                                                                                -----------  ----------  ---------
Net cash (used in) provided by operating activities...........................       12,008      (7,120)    (1,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures..........................................................      (20,522)     (3,175)      (189)
Increase in deposits and other assets.........................................       (2,891)     (1,089)    --
Purchase of investments available-for-sale....................................     (153,311)     --         --
Maturities of investments available-for-sale..................................        6,208      --         --
Sale of investments available-for-sale........................................       30,736      --         --
                                                                                -----------  ----------  ---------
Net cash used in investing activities.........................................     (139,780)     (4,264)      (189)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of installment notes payable.......................        2,200      --             90
Payments on installment notes payable.........................................         (401)       (504)      (160)
Proceeds from issuance of preferred stock, net................................       17,300      11,902      2,541
Proceeds from issuance of common stock, net...................................      153,759       5,950      3,539
                                                                                -----------  ----------  ---------

Net cash provided by financing activities.....................................      172,858      17,348      6,010
Net increase in cash and cash equivalents.....................................       45,086       5,964      4,162
Cash and cash equivalents at beginning of period..............................       10,190       4,226         64
                                                                                -----------  ----------  ---------
Cash and cash equivalents at end of period....................................  $    55,276  $   10,190  $   4,226
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------
Supplemental disclosures of cash flow information:
Income taxes paid.............................................................  $       478  $   --      $  --
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------

                            See accompanying notes.

------------------------

(1) Restated to reflect the business combinations with Collabra Software, Inc. and InSoft, Inc. which have been accounted for as poolings of interests. Financial information has not been restated for the operations of Netcode Corporation and Paper Software, Inc. due to immateriality.

(2) All share and per share data has been restated to reflect a two-for-one stock split approved on January 23, 1996.

                      NETSCAPE COMMUNICATIONS CORPORATION

            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Netscape Communications Corporation ("Netscape" or the "Company") is a leading provider of open client and server software, commercial applications and development tools that link people and information over networks and the Internet.

BASIS OF PRESENTATION

    As more fully described in Note 2, on April 25, 1996 Netscape entered into a business combination with InSoft, Inc. ("InSoft"). The business combination has been accounted for as a pooling of interests and the historical consolidated financial statements of Netscape for all years prior to the business combination have been restated in the accompanying Supplemental Consolidated Financial Statements to include the financial position, results of operations and cash flows of InSoft. Costs of the acquisition, which will be charged to operations in 1996, are not included in the consolidated results of operations through December 31, 1995. The supplemental financial statements will become the historical financial statements of Netscape upon issuance of financial statements for the subsequent period that includes the date of the acquisition of InSoft.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    The Company's product revenues are derived from product licensing fees, while service revenues are derived from fees for maintenance and support, training, consulting and advertising space. Product revenues are generally recognized upon delivery, net of allowances for estimated future returns, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Product revenues from OEMs are generally recognized upon notification of delivery to the end-users. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the maintenance period which is typically 12 months. Payments for maintenance fees are generally made in advance and are nonrefundable. Service revenues from training and consulting are recognized when the services are performed. Service revenues from the sale of advertising space are recognized in the period in which the advertisement is displayed on a Web page of the Company. Costs related to insignificant obligations, primarily telephone support, are accrued upon shipment and included in cost of revenues.

CASH, CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

    The Company adopted Statement of Financial Accounting Standards No. 115," Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect of adoption was immaterial.

                      NETSCAPE COMMUNICATIONS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of 90 days or less. Short and long-term investments, all of which are classified as available-for-sale, consist of debt securities with original maturities between 90 days and three years. Short and long-term investments are stated at fair value as of December 31, 1995 and 1994. At December 31, 1994, there was no significant difference between the fair value and amortized cost of available-for-sale securities, and all such securities, totaling $500,000, were included in cash and cash equivalents. Fair value is determined based upon the quoted market prices of the securities.

    The following table details the Company's investments, and their contractual maturities at December 31, 1995 (amounts in thousands):

                                                           GROSS        GROSS
                                            AMORTIZED   UNREALIZED   UNREALIZED     ESTIMATED
                                               COST        GAINS       LOSSES      FAIR VALUE
                                            ----------  -----------  -----------  -------------
U.S. Government agencies..................  $   27,193   $     500    $  --        $    27,693
Corporate bonds and notes.................      25,744         271       --             26,015
Foreign debt securities...................      23,899         710       --             24,609
Market auction preferred stock............       5,023          23       --              5,046
Medium term corporate notes...............      57,977         848         (195)        58,630
                                            ----------  -----------       -----   -------------
                                            $  139,836   $   2,352    $    (195)   $   141,993
                                            ----------  -----------       -----   -------------
                                            ----------  -----------       -----   -------------
Included in cash and cash equivalents.....  $   23,521   $     100    $    (153)   $    23,468
Included in short-term investments........      95,100       1,783          (42)        96,841
Included in long-term investments.........      21,215         469       --             21,684
                                            ----------  -----------       -----   -------------
                                            $  139,836   $   2,352    $    (195)   $   141,993
                                            ----------  -----------       -----   -------------
                                            ----------  -----------       -----   -------------
Due within one year.......................  $  118,621   $   1,883    $    (195)   $   120,309
Due after one year through five years.....      21,215         469       --             21,684
                                            ----------  -----------       -----   -------------
                                            $  139,836   $   2,352    $    (195)   $   141,993
                                            ----------  -----------       -----   -------------
                                            ----------  -----------       -----   -------------

    The gross realized gains and losses on sales of available-for-sale securities were $109,000 and $0, in 1995 and 1994, respectively. The cost of securities sold is based on the specific identification method.

PROPERTY AND EQUIPMENT

    Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

    In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

                      NETSCAPE COMMUNICATIONS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash investments and trade receivables. The Company invests its excess cash in deposits with major banks, in U.S. Treasury and U.S. Agency obligations and in money market securities issued by companies with strong credit ratings and in a variety of industries. Those securities classified as cash equivalents and short-term marketable investments typically mature within one year of their purchase date. The Company's other debt investments typically have a maximum maturity of three years and bear minimal credit risk.

    The Company sells its products to a large number of customers in diversified industries, primarily in the United States, Europe and the Far East. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations.

RESEARCH AND DEVELOPMENT

    Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

    Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. All research and development costs have been expensed.

ADVERTISING EXPENSES

    The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expenses for 1995, 1994, and 1993 were $2,714,000, $16,000, and $70,000, respectively.

STOCK BASED COMPENSATION

    The Company accounts for its stock option and employee stock purchase plans in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB
25. Accordingly, SFAS 123 is not expected to have a material impact on the Company's financial position or results of operations.

PER SHARE AMOUNTS

    Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission

                      NETSCAPE COMMUNICATIONS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Staff Accounting Bulletins and Staff Policy, such computations include all common and common equivalent shares issued within 12 months of the initial public offering date as if they were outstanding for all periods presented using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method).

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of the Company's wholly-owned foreign subsidiaries are translated in U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are deferred in a separate component of stockholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations.

RECLASSIFICATION

    Certain prior period balances have been reclassified to conform with current period presentation.

2. BUSINESS COMBINATIONS

ACQUISITION OF COLLABRA SOFTWARE, INC.

    On November 9, 1995, the Company completed its acquisition of Collabra Software, Inc., ("Collabra") a developer of collaborative computing software. The Company exchanged an aggregate of 3.7 million shares of Netscape common stock and options for all of the outstanding capital stock and assumption of all of the outstanding stock options of Collabra, a privately held company. The business combination was treated as a pooling of interests for accounting purposes, and accordingly, the historical financial statements of the Company have been restated as if the transaction occurred at the beginning of the earliest period presented. In connection with the business combination, the Company incurred direct transaction costs of approximately $2,033,000 which consist of fees for investment banking, legal and accounting services and other related expenses incurred in conjunction with the merger.

    The table below sets forth the combined net revenues and net income (loss) for the periods indicated:

                                                             MERGER
                                                             RELATED
                                      NETSCAPE   COLLABRA    CHARGES    ADJUSTMENTS    COMBINED
                                      ---------  ---------  ---------  -------------  ----------
                                                            (IN THOUSANDS)
Year ended December 31, 1995
  Net revenues......................  $  75,934  $   4,722  $  --        $  --        $   80,656
  Net income (loss).................      1,598     (3,006)    (2,033)      --            (3,441)
Year ended December 31, 1994
  Net revenues......................  $     696  $     707  $  --        $  --        $    1,403
  Net loss..........................     (8,470)    (3,409)    --           --           (11,879)
Inception (February 9, 1993) to
  December 31, 1993
  Net revenues......................  $  --      $  --      $  --        $  --        $   --
  Net loss..........................     --           (994)    --           --              (994)

                      NETSCAPE COMMUNICATIONS CORPORATION

2. BUSINESS COMBINATIONS (CONTINUED)
ACQUISITION OF INSOFT, INC.

    On April 25, 1996, the Company completed its business combination with InSoft, Inc., a provider of network-based communications and collaborative multimedia software for the enterprise. The Company exchanged an aggregate of approximately 2.0 million shares of Netscape common stock and options for all of the outstanding capital stock and assumption of outstanding stock options of InSoft, a privately held company. The business combination was treated as a pooling of interests for accounting purposes. In connection with the business combination, the Company incurred direct transaction costs of approximately $5.1 million which consist of fees for investment banking, legal and accounting services and other related expenses incurred in conjunction with the business combination. Intercompany transactions between InSoft and Netscape were not material.

    The Supplemental Consolidated Financial Statements have been prepared to give retroactive effect to the business combination with InSoft on April 25, 1996. Generally accepted accounting principles prohibit giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. The accompanying supplemental consolidated financial statements do not extend through the date of the consummation, however, they will become the historical consolidated financial statements of the company after financial statements covering the date of consummation of the business combination are issued.

    The table below sets forth the combined net revenues and net loss for the periods indicated:

                                              NETSCAPE
                                            COMBINED WITH
                                              COLLABRA      INSOFT    ADJUSTMENTS   COMBINED
                                            -------------  ---------  -----------  ----------
                                                             (IN THOUSANDS)
Year ended December 31, 1995
  Net revenues............................   $    80,656   $   4,731   $  --       $   85,387
  Net loss................................        (3,441)     (3,172)     --           (6,613)
Year ended December 31, 1994
  Net revenues............................   $     1,403   $   2,735   $  --       $    4,138
  Net loss................................       (11,879)     (1,951)     --          (13,830)
Year ended December 31, 1993
  Net revenues............................   $   --        $   1,106   $  --       $    1,106
  Net loss................................          (994)       (818)     --           (1,812)

BUSINESS COMBINATION WITH NETCODE CORPORATION

    On April 30, 1996, the Company completed its business combination with Netcode Corporation ("Netcode"), a creator of a Java-based visual interface builder and object toolkit for rapidly developing Java applications. The Company exchanged shares of Netscape common stock and options for all of the outstanding capital stock and assumed all of the outstanding stock options of Netcode, a privately held company. The business combination was treated as a pooling of interests for accounting purposes. As Netcode's historical results of operations are not material in relation to those of Netscape, the financial information has not been restated to reflect the business combination. In connection with the business combination, the Company incurred direct transaction costs of approximately $300,000 which consist of fees for legal and accounting services and other related expenses incurred in conjunction with the business combination.

                      NETSCAPE COMMUNICATIONS CORPORATION

2. BUSINESS COMBINATIONS (CONTINUED)
BUSINESS COMBINATION WITH PAPER SOFTWARE, INC.

    On May 28, 1996, the Company completed its business combination with Paper Software, Inc. ("Paper"), a provider of distributed three-dimensional graphics and maker of WebFX VRML software. The Company exchanged shares of Netscape common stock for all of the outstanding capital stock of Paper, a privately held company. The business combination was treated as a pooling of interests for accounting purposes. As Paper's historical results of operations are not material in relation to those of Netscape, the financial information has not been restated to reflect the business combination. In connection with the business combination, the Company incurred direct transaction costs of approximately $700,000 which consist of fees for legal and accounting services and other related expenses incurred in conjunction with the business combination.

3. PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consists of the following:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1995       1994
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Computers and equipment..................................................  $  19,402  $   2,725
Furniture and fixtures...................................................      3,164        629
Leasehold improvements...................................................      1,318          8
                                                                           ---------  ---------
                                                                              23,884      3,362
Less accumulated depreciation............................................     (3,012)      (364)
                                                                           ---------  ---------
                                                                           $  20,872  $   2,998
                                                                           ---------  ---------
                                                                           ---------  ---------

4. INSTALLMENT NOTES PAYABLE

    On March 3, 1995, the Company entered into a senior loan agreement for total borrowings not to exceed $2,200,000. Borrowings made under the agreement are secured by certain assets of the Company. The notes are payable in 36 monthly installments. Maturities subsequent to December 31, 1995 are approximately $601,000 in 1996, $713,000 in 1997 and $487,000 in 1998. At December 31, 1995,
the fair value of the notes was $1,339,000, based on quoted market prices for similar securities.

                      NETSCAPE COMMUNICATIONS CORPORATION

5. LEASES

    The Company leases its facilities and certain other equipment under operating lease agreements expiring through 2006. Future minimum payments as of December 31, 1995 under these leases, net of sublease payments, are as follows:

                                                                                 (IN
                                                                                 THOUSANDS)
1996...........................................................................    $   4,657
1997...........................................................................        6,405
1998...........................................................................        6,500
1999...........................................................................        5,498
2000 and thereafter............................................................       13,206
                                                                                 -------------
                                                                                   $  36,266
                                                                                 -------------
                                                                                 -------------

    Rent expense for the years ended December 31, 1995, 1994, and 1993 were $2,169,000, $735,000, and $168,000, respectively, net of sublease payments.

6. PROPERTY RIGHTS AGREEMENT

    On December 20, 1994, the Company entered into an agreement with the University of Illinois (the "University") and Spyglass, Inc. ("Spyglass"). Under the terms of the agreement, the University and Spyglass agreed not to assert any claim of trademark infringement arising out of the Company's prior use of the word "Mosaic" or other symbols or words used by the Company to market itself or its products. The University and Spyglass further agreed not to assert against the Company any claim of copyright infringement, trade secret misappropriation or related claims based on the Company's use of former University employees in the development of the Company's present and future products. As consideration for these covenants not to assert, the Company agreed to make certain payments to the University over a two year period. The amount of this agreement and associated costs, including fees for experts and professional services, as well as trademark search and other costs, was expensed in 1994 and is included as "Property rights agreement and related charges" in the supplemental consolidated statements of operations. Certain amounts become payable to the University in 1996, and have been recorded as long-term obligations.

    If over the term of the agreement (two years from December 21, 1994) the Company enters into a license, distribution, remarketing or sublicensing agreement with certain specific companies, the Company may pay up to an additional $1,300,000 to the University. During the year ended December 31, 1995, the Company made two such additional payments totaling $500,000. In addition, if over the term of the agreement any of these companies acquires a controlling interest in the Company, there is a per unit royalty paid to the University over the remaining term.

7. STOCKHOLDERS' EQUITY

PREFERRED STOCK

    On August 14, 1995, the Company closed its initial public offering of its common stock. At that time, all issued and outstanding shares of the Company's Series A, B and C convertible preferred stock were converted into approximately 36,032,888 shares of the Company's common stock.

                      NETSCAPE COMMUNICATIONS CORPORATION

7. STOCKHOLDERS' EQUITY (CONTINUED)
COMMON STOCK

    All shares of common stock issued by the Company through restricted stock purchase agreements and the 1994 Stock Option Plan through December 31, 1995 are subject to certain repurchase rights whereby the Company has the option to repurchase the unvested shares upon termination of employment for any reason, with or without cause, at the original price per share. Generally, the stock vests over the 50 month period from the date of issuance. At December 31, 1995, 12,441,925 shares were reserved for issuance upon exercise of stock options.

STOCK OPTION PLANS

    The Company assumed the Collabra Software, Inc. 1993 Incentive Stock Plan (the "1993 Plan") in November 1995 which provides for the grant of incentive stock options and nonstatutory stock options to employees and consultants of the Company at prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant as determined by the board of directors. The vesting and exercise provisions of the option grants are determined by the board of directors. Options generally vest at the rate of 24% of the original grant, commencing twelve months after the date of grant or employment, and 2% per month thereafter. Options expire no later than ten years from the date of the grant. The 1993 Plan was terminated in November 1995 and no further options were granted under the 1993 Plan.

    During 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan") under which incentive stock options or nonqualified stock options to purchase common stock may be granted to employees and certain consultants or independent contractors. Under the 1994 Plan, options to purchase common stock may be granted at prices not less than 85% of the fair value on the date of grant (110% of fair value in certain instances), as determined by the board of directors. Options granted are immediately exercisable and the resulting shares issued to employees under the Plan are subject to certain repurchase rights by the Company, at the discretion of the Company, upon the individual's cessation of service prior to vesting in the shares at the original purchase price. Generally, these repurchase rights lapse over a 50-month period. The 1994 Stock Option Plan was terminated in August 1995 and no further options were granted thereunder.

    In July 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") that provides for the granting of incentive stock options and nonqualified stock options, stock purchase rights and cash and stock bonus awards to employees and consultants. Under the 1995 Plan, the board of directors determines the term of each award, the award price, and conditions under which the award becomes exercisable.

    Also in July 1995, the Company adopted the 1995 Director Option Plan (the "Director Plan") and reserved 200,000 shares of common stock for issuance thereunder. Under the Director Plan, non-employee directors are granted options to purchase common stock at 100% of fair market value on dates specified in the plan.

    The Company assumed the InSoft, Inc. 1993 Stock Option Plan which provides for the granting of, incentive stock options and nonqualified stock options to certain officers, key employees, consultants and directors of InSoft. The options entitle the holders to purchase shares of common stock within one to ten years from the date of grant at options prices equal to the fair market value as determined by the Board of Directors at the date of grant. In connection with the business combination with InSoft described in Note 2, Netscape assumed all of the outstanding stock options of InSoft (adjusted for the merger exchange

                      NETSCAPE COMMUNICATIONS CORPORATION

7. STOCKHOLDERS' EQUITY (CONTINUED)
ratio). 247,851 shares of Netscape common stock have been reserved for issuance upon the exercise of options assumed in connection with the business combination with InSoft. The Insoft, Inc. 1993 Stock Option Plan was terminated in April 1996 and no further options will be granted under this plan.

    A summary of activity under all plans including options assumed by Netscape as a result of the business combinations with Collabra and InSoft (adjusted for the respective merger exchange ratios) is as follows:

                                                                  OPTIONS OUTSTANDING
                                              SHARES      ------------------------------------
                                           AVAILABLE FOR    NUMBER OF
                                               GRANT         SHARES         PRICE PER SHARE
                                           -------------  -------------  ---------------------
Balance at December 31, 1992.............       --             --                 --
Shares reserved..........................        926,237       --                 --
Options granted..........................       (177,104)       177,104          $0.22
Options canceled.........................       --             --                 --
Options exercised........................       --             --                 --
                                           -------------  -------------  ---------------------
Balance at December 31, 1993.............        749,133        177,104          $0.22
Shares reserved..........................     24,773,344       --                 --
Options granted..........................    (12,920,605)    12,920,605    $0.0003 - $7.2900
Options canceled.........................        600,000       (600,000)   $0.0188 - $0.0188
Options exercised........................       --           (8,302,000)   $0.0003 - $0.0563
                                           -------------  -------------  ---------------------
Balance at December 31, 1994.............     13,201,872      4,195,709    $0.0188 - $7.2900
Shares reserved..........................      9,200,000       --                 --
Options granted..........................    (16,375,004)    16,375,004    $0.0563 - $69.750
Options canceled.........................        484,400       (484,400)   $0.0188 - $49.500
Options exercised........................       --          (14,155,656)   $0.0188 - $4.800
                                           -------------  -------------  ---------------------
Balance at December 31, 1995.............      6,511,268      5,930,657   $0.0563 - $69.7500
                                           -------------  -------------  ---------------------
                                           -------------  -------------  ---------------------

    At December 31, 1995, 329,129 options were vested and 19,714,128 shares of common stock were subject to repurchase at the option of the Company at the original purchase price. In the year ended December 31, 1995, the Company repurchased 907,562 shares of common stock at the original exercise price.

    In the year ended December 31, 1995, the Company granted an option to purchase 8,000,000 shares of common stock outside of the Plans. The exercise price was $0.0563 per share. This option was immediately exercisable in its entirety with 4,000,000 shares subject to repurchase at the option of the Company upon the individual's cessation of service prior to vesting in the shares at the original purchase price. The 4,000,000 shares vest over a 50-month period. In the year ended December 31, 1995, the option was exercised.

    The Company has recorded deferred compensation expense of $11,087,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in 1995. This amount is being amortized over the vesting period of the individual options, generally a 50-month period. Deferred compensation expense attributed to 4,000,000 shares of common stock was fully amortized at June 30, 1995, as such shares were fully vested upon grant. Deferred compensation expense recognized in the year ended December 31, 1995 totaled $2,503,000.

                      NETSCAPE COMMUNICATIONS CORPORATION

7. STOCKHOLDERS' EQUITY (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN

    In June 1995, the Company adopted an Employee Stock Purchase Plan under
Section 423 of the Internal Revenue Code and reserved 2,000,000 shares of common stock for issuance under the plan. Under this plan, qualified employees are entitled to purchase shares at 85% of fair market value. There were no shares issued under the plan during 1995.

8. INCOME TAXES

    The provision for income taxes is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1995       1994       1993
                                                                     ---------  ---------  ---------
                                                                             (IN THOUSANDS)
State:
  Current..........................................................  $      20  $  --      $  --

Foreign:
  Current..........................................................        478     --         --
                                                                     ---------  ---------  ---------
Provision for income taxes.........................................  $     498  $  --      $  --
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    The provision for income taxes in 1995 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the difference are as follows:

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                                     1995
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)

Expected tax at federal statutory rate.........................................    $  (2,140)
Net operating losses not benefited.............................................        2,071
Foreign withholding taxes......................................................          478
State taxes....................................................................           20
Other, net.....................................................................           69
                                                                                 -------------
Provision for income taxes.....................................................    $     498
                                                                                 -------------
                                                                                 -------------

                      NETSCAPE COMMUNICATIONS CORPORATION

8. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                          ---------------------
                                                                             1995       1994
                                                                          ----------  ---------
                                                                             (IN THOUSANDS)
Deferred tax assets:
  Net operating losses..................................................  $    5,815  $   4,565
  Credits...............................................................       1,245        216
  Other, net............................................................       3,391      1,548
                                                                          ----------  ---------
Total deferred tax assets...............................................      10,451      6,329
Valuation allowance for deferred tax assets.............................     (10,451)    (6,329)
                                                                          ----------  ---------
Net deferred tax assets.................................................  $   --      $  --
                                                                          ----------  ---------
                                                                          ----------  ---------

    The valuation allowance increased by $4,122,000 and $2,353,000 in 1995 and 1994, respectively. Approximately $1,825,000 of the 1995 valuation allowance increase of $4,122,000 was related to tax carryforwards attributable to stock option deductions which will be credited to paid-in capital when realized.

    As of December 31, 1995, the Company had federal and state net operating loss carryforwards of approximately $15,000,000 and $12,200,000, respectively. The federal net operating losses will expire between 2008 and 2010 while the state net operating losses will expire between 1998 and 2002. Federal and state credits of $1,027,000 and $335,000 will expire at various dates between the years 2000 and 2010. Utilization of net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such limitations, if any, are not expected to impact the ultimate utilization of the carryovers.

9. BENEFIT PLAN

    The Company maintains a 401(k) retirement savings plan (the "Plan") for its full time employees. Each participant in the Plan may elect to contribute from 1% to 15% of his or her annual compensation to the Plan. The Company, at its discretion, may make contributions to the Plan; however, the Company has made none through December 31, 1995.

10. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

    The Company conducts its business within one industry segment. The Company's export sales (i.e. sales to unaffiliated customers outside of the U.S. by the U.S. operation) were approximately $17,254,000 (48% to Europe, 23% to the Far East and 29% to other international locations) for the year ended December 31, 1995. International revenues (sales outside of North America) were approximately 17% of total revenues (10% to Europe, and 7% to the Far East) in the year ended December 31, 1995 and were immaterial in the year ended December 31, 1994.

    For the year ended December 31, 1995, Ventana Communications Inc., the Company's exclusive domestic retail distributor, accounted for 10% of total revenues. Burlington Coat Factory accounted for

                      NETSCAPE COMMUNICATIONS CORPORATION

10. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
12% of total revenues for the year ended December 31, 1994 and AT&T accounted for 12% of total revenues for the year ended December 31, 1993.

11. CONCENTRATION AND OTHER RISKS

PRODUCTS

    The Company offers a comprehensive line of software to enable secure communications and commerce on the Internet and private TCP/IP-based enterprise networks (intranets). These products enable the retrieval and presentation of information and dynamically changing data in multiple forms, including video, audio and graphics. These products are designed to provide enhanced security for the controlled access of confidential information on intranets and the Internet, the execution of financial transactions, as well as integrated communication and collaboration solutions for users through seamless electronic mail, web browsing, and newsgroup capabilities.

MARKETS

    The market for the Company's software and services, especially for its intranet products and services, is relatively new, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce over the Internet and intranets. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is relatively young and has a limited number of proven products. Moreover, critical issues concerning the use of intranets and of the Internet (including security, reliability, cost, ease of deployment and administration and quality of service) remain unresolved and may impact the growth of intranet and Internet use. While the Company believes that its software products offer significant advantages for commerce and communication over the Internet and intranets, there can be no assurance that commerce and communication over the Internet or intranets will become widespread, or that the Company's products for commerce and communication over the Internet or intranets will become widely adopted for these purposes.

    In particular, the Company's client software competes with free client software distributed by online service providers, Internet access providers and others. In addition, computer operating systems companies, notably Microsoft, bundle client software with their operating systems at little or no additional cost to users, which may cause the price of the Company's client products to decline. The Company announced significant price reductions in its server product line during the quarter ended December 31, 1995 and announced further price reductions in its server product line in March 1996. Moreover, continued market acceptance of the Company's server and commercial applications software products is substantially dependent upon the adoption of the Internet and intranets for commerce and communications. The adoption of the Internet or intranets for commerce and communications, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce and communication, generally requires the acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make some or all of their existing information systems technology, software and systems obsolete. In addition, there can be no assurance that individual PC users in business or at home will adopt or, if adopted, continue to use the Internet or intranets for online commerce or communication.

                      NETSCAPE COMMUNICATIONS CORPORATION

12. SUBSEQUENT EVENTS

STOCK SPLIT

    On January 23, 1996, the Company's stockholders approved a two-for-one stock split of Netscape common stock. The share and per share amounts included in these supplemental consolidated financial statements are presented on a post-split basis and have been adjusted to reflect this stock split.

                      NETSCAPE COMMUNICATIONS CORPORATION
            SUPPLEMENTAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                           QUARTER ENDED
                                     -----------------------------------------------------------------------------------------
                                      DEC. 31,     SEPT. 30,    JUNE 30,     MARCH 31,    DEC. 31,     SEPT. 30,    JUNE 30,
                                        1995         1995         1995         1995         1994         1994         1994
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Total revenues.....................   $  41,562    $  23,308    $  14,072    $   6,445    $   1,875    $     940    $     676
Gross profit.......................      34,824       20,289       12,753        5,814        1,497          903          658
Merger related charges.............       2,033       --           --           --           --           --           --
Income (loss) before income
  taxes............................       1,009          175       (2,792)      (4,507)      (8,484)      (3,090)      (1,437)
Net income (loss)..................         511          175       (2,792)      (4,507)      (8,484)      (3,090)      (1,437)
Income (loss) per share............   $    0.01    $    0.00    $   (0.04)   $   (0.07)   $   (0.12)   $   (0.04)   $   (0.02)


                                      MARCH 31,
                                        1994
                                     -----------

Total revenues.....................   $     647
Gross profit.......................         647
Merger related charges.............      --
Income (loss) before income
  taxes............................        (819)
Net income (loss)..................        (819)
Income (loss) per share............   $   (0.01)

------------------------------

(1) Restated to reflect the business combinations with Collabra Software, Inc. and InSoft, Inc. which have been accounted for as poolings of interests. Financial information has not been restated for the operations of Netcode Corporation and Paper Software, Inc. due to immateriality.

(2) All share and per share data has been restated to reflect a two-for-one stock split approved on January 23, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Form 10-K/A Amendment No. 2:

       1. FINANCIAL STATEMENTS. The following consolidated financial statements, and the related notes thereto, of the Company and the Report of Independent Auditors are incorporated by reference to pages 29 through 43 of the Company's 1995 Annual Report to Stockholders.

           Report of Ernst & Young LLP, Independent Auditors

           Consolidated Balance Sheets as of December 31, 1995 and 1994

           Consolidated Statements of Operations for each of the two years in the period ended December 31, 1995 and for the period from inception (February 9, 1993) to December 31, 1993

           Consolidated Statements of Stockholders' Equity for each of the two years in the period ended December 31, 1995 and for the period from inception (February 9, 1993) to December 31, 1993

           Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 1995 and for the period from inception (February 9, 1993) to December 31, 1993

           Notes to Consolidated Financial Statements

       In addition to the information set forth above, the following supplemental consolidated financial statements, and the related notes thereto, of the Company and the Report of Independent Auditors is included herein:

           Report of Ernst & Young LLP, Independent Auditors

           Supplemental Consolidated Balance Sheets as of December 31, 1995 and 1994

           Supplemental Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995

           Supplemental Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1995

           Supplemental Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995

           Supplemental Notes to Consolidated Financial Statements

       2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of the Company for each of the years ended December 31, 1995 and 1994 and for the period from inception (February 9, 1993) to December 31, 1993 is filed as part of this Form 10-K/A Amendment No. 2 and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

               Schedule II -- Valuation and Qualifying Accounts (previously filed with the Form 10-K)

       In addition to the information set forth above, the following supplemental financial statement schedule of the Company for each of the three years in the period ended December 31, 1995 is filed as part of this Form 10-K/A Amendment No. 2 and should be read in conjunction with the Supplemental Consolidated Financial Statements, and related notes thereto, of the Company.

               Schedule II -- Supplemental Valuation and Qualifying Accounts

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. (CONTINUED)
           Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

       3. EXHIBITS: The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K/A Amendment No. 2.

    (b) REPORTS ON FORM 8-K. A Current Report on Form 8-K dated November 9, 1995 (the "November 8-K") was filed by the Company in the fourth quarter ended December 31, 1995 to report the acquisition of Collabra Software, Inc. ("Collabra"). A Current Report on Form 8-K/A was subsequently filed by the Company to amend the November 8-K to include financial statements of Collabra and the required pro forma financial information.

       In addition to the information set forth above, the following supplemental information is hereby provided:

           On May 10, 1996, the Company filed a Current Report on Form 8-K dated April 25, 1996 in conjunction with the acquisition of InSoft. On July 8, 1996, the Company filed a Form 8-K/A Amendment No. 1 to its Current Report on Form 8-K dated April 25, 1996 which included the following financial statements:

           Pro Forma Combined Condensed Consolidated Balance Sheet at March 31, 1996.

           Pro Forma Combined Condensed Consolidated Statement of Operations for the period from Inception (February 9, 1993) to December 31, 1993.

           Pro Forma Combined Condensed Consolidated Statement of Operations for the year ended December 31, 1994.

           Pro Forma Combined Condensed Consolidated Statement of Operations for the year ended December 31, 1995.

           Pro Forma Combined Condensed Consolidated Statement of Operations for the three months ended March 31, 1996.

           Notes to Pro Forma Combined Condensed Consolidated Financial Statements.

           Report of Ernst & Young LLP, Independent Auditors.

           InSoft, Inc. Balance Sheets at December 31, 1994 and 1995 and (unaudited) March 31, 1996.

           InSoft, Inc. Statements of Operations for the years ended December 31, 1993, 1994 and 1995 and for the three months ended March 31, 1996 (unaudited).

           InSoft, Inc. Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1993, 1994 and 1995 and for the three months ended March 31, 1996 (unaudited).

           InSoft, Inc. Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995 and for the three months ended March 31, 1996 (unaudited).

           Notes to Financial Statements.

    (c) EXHIBITS. See Item 14(a) above.

    (d) FINANCIAL STATEMENT SCHEDULES. See Item 14(a) above.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 1996.

                                NETSCAPE COMMUNICATIONS CORPORATION

                                By:            /s/ PETER L.S. CURRIE
                                     ------------------------------------------
                                                 Peter L.S. Currie
                                             SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                      NETSCAPE COMMUNICATIONS CORPORATION

                                  SCHEDULE II
                 SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS

                YEARS ENDED DECEMBER 31, 1995 AND 1994 AND 1993

                                 (IN THOUSANDS)

                                                                   BALANCE AT                           BALANCE AT
                                                                  BEGINNING OF  COST AND   DEDUCTIONS/    END OF
CLASSIFICATION                                                       PERIOD     EXPENSES   WRITE-OFFS     PERIOD
----------------------------------------------------------------  ------------  ---------  -----------  -----------
Year ended December 31, 1993
Allowance for doubtful accounts.................................   $   --       $  --       $  --        $  --
                                                                  ------------  ---------  -----------  -----------
                                                                  ------------  ---------  -----------  -----------
Year ended December 31, 1994
Allowance for doubtful accounts.................................   $   --       $     104   $  --        $     104
                                                                  ------------  ---------  -----------  -----------
                                                                  ------------  ---------  -----------  -----------
Year ended December 31, 1995
Allowance for doubtful accounts.................................   $      104   $     572   $      (9)   $     667
                                                                  ------------  ---------  -----------  -----------
                                                                  ------------  ---------  -----------  -----------

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                              EXHIBIT DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
 2.1       Agreement and Plan of Reorganization dated as of September 21, 1995 by and among Registrant, NSCP
             Acquisition Corporation ("Merger Sub") and Collabra Software, Inc. ("Collabra") (which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
             November 9, 1995 ("Registrant's 1995 8-K")).

 2.2       Agreement of Merger dated November 8, 1995 by and between Merger Sub and Collabra (which is incorporated herein by reference to Exhibit 2.2 to the Registrant's 1995 8-K).

 2.3       Agreement and Plan of Reorganization dated as of January 31, 1996 by and among Registrant, NSCP
             Corporation ("Sub") and InSoft, Inc. ("InSoft") (which was previously filed as Exhibit 2.3 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 ("Registrant's
             1995 10-K")).

 2.4       Agreement of Merger dated April 25, 1996 by and between Sub and InSoft (which is incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated April 25, 1996).

 3.(i)     Restated Certificate of Incorporation, as amended through January 23, 1996 (which was previously filed as Exhibit 3.(i) to the Registrant's 1995 10-K).

 3.(ii)    Amended and Restated Bylaws of Registrant, as amended through June 19, 1995 (which is incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration
             No. 33-93862 ("Registrant's 1995 S-1")).

 4.1       Form of Registrant's Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 to the Registrant's 1995 S-1).

 4.2       Second Amended and Restated Investors' Rights Agreement dated April 5, 1995 (which is incorporated herein by reference to Exhibit 4.2 to the Registrant's 1995 S-1).

10.1*      Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's 1995 S-1).

10.2*      Form of Restricted Stock Purchase Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's 1995 S-1).

10.3*      1994 Stock Option Plan and related agreements, as amended (which is incorporated herein by reference to
             Exhibit 10.3 to the Registrant's 1995 S-1).

10.4*      1995 Stock Plan and related agreements (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1995 S-1).

10.5*      1995 Employee Stock Purchase Plan and related agreements (which is incorporated herein by reference to
             Exhibit 10.5 to the Registrant's 1995 S-1).

10.6*      1995 Director Option Plan and related agreements (which is incorporated herein by reference to Exhibit
             10.6 to the Registrant's 1995 S-1).

10.7*      Collabra Software, Inc. 1993 Incentive Stock Plan (which is incorporated herein by reference to Exhibit
             4.3 to the Company's Registration Statement on Form S-8, Registration No. 33-99198).

10.8*      Employment Agreement between Registrant and James L. Barksdale dated January 4, 1995 (which is incorporated herein by reference to Exhibit 10.7 to the Registrant's 1995 S-1).

10.9*      Employment Offer Letter from Registrant to Conway Rulon-Miller dated October 3, 1994 (which is incorporated herein by reference to Exhibit 10.16 to the Registrant's 1995 S-1).

10.10+     Software License Agreement between Registrant and MCI Telecommunications Corporation dated February 28,
             1995 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant's 1995 S-1).

 EXHIBIT
 NUMBER                                              EXHIBIT DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10.11+     License and Series A Stock Purchase Agreement between Registrant and RSA Data Security, Inc. dated
             August 19, 1994 (which is incorporated herein by reference to Exhibit 10.9 to the Registrant's 1995
             S-1).

10.12+     Settlement Agreement by and among the Registrant, the University of Illinois and Spyglass, Inc. dated
             December 21, 1994 (which is incorporated herein by reference to Exhibit 10.10 to the Registrant's
             1995 S-1).

10.13      Lease between Registrant and Ellis-Middlefield Business Park dated October 14, 1994 (which is incorporated herein by reference to Exhibit 10.11 to the Registrant's 1995 S-1).

10.14      Lease between Registrant and Ellis-Middlefield Business Park dated April 28, 1995 (which is incorporated herein by reference to Exhibit 10.12 to the Registrant's 1995 S-1).

10.15      Lease between Registrant and Sobrato Development Companies dated August 1995 (which was previously filed as Exhibit 10.14 to the Registrant's 1995 10-K).

10.16      Lease between Registrant and Renault & Handley Employees Investment Co. dated December 12, 1995 (which was previously filed as Exhibit 10.15 to the Registrant's 1995 10-K).

11.1       Statement of computation of earnings per share (which was previously filed as Exhibit 11.1 to the
             Registrant's 1995 10-K).

11.2       Supplemental statement of computation of earnings per share.

13.1       Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1995 expressly incorporated by reference herein.

21.1       Subsidiaries of the Registrant

23.1       Consent of Ernst & Young LLP, Independent Auditors (which was previously filed as Exhibit 23.1 to the
             Registrant's 1995 10-K).

23.2       Consent of Ernst & Young LLP, Independent Auditors.

24.1       Power of Attorney (which was previously filed as Exhibit 24.1 to the Registrant's 1995 10-K).

27.1       Financial Data Schedule for the fiscal year ended December 31, 1995.

------------------------

+ Confidential treatment has been previously granted for certain portions of these exhibits.

*   Indicates management compensatory plan, contract or arrangement.