Form 10-Q
period 1996-09-30
NETSCAPE COMMUNICATIONS CORP
filed 1996-10-30
CIK 944458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

              /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

OR

              / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                  TO                  .

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

                      Yes  /X/                      No  / /

The number of shares outstanding of the registrant's Common Stock as of October 18, 1996 was 84,537,020.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                      NETSCAPE COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

                                                                                                                   PAGE
                                                                                                                 ---------
Item 1.  Financial Statements (Unaudited)

           (a)        Condensed Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995.....          3

           (b)        Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
                      September 30, 1996 and 1995..............................................................          4

           (c)        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                      1996 and 1995............................................................................          5

           (d)        Notes to Condensed Consolidated Financial Statements.....................................          6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
        Operations.............................................................................................          8

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K....................................................................         15

Signatures.....................................................................................................         16

PART I -- FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                        NETSCAPE COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                     ASSETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1996           1995
                                                                                      -------------  ------------
                                                                                            (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.........................................................   $    37,614    $   55,276
  Short-term investments............................................................        60,550        96,841
  Accounts receivable, net..........................................................        93,081        27,099
  Other current assets..............................................................        11,411         6,405
                                                                                      -------------  ------------
    Total current assets............................................................       202,656       185,621

Property and equipment, net.........................................................        73,553        20,872
Long-term investments...............................................................        46,443        21,714
Other assets........................................................................         9,096         2,947
                                                                                      -------------  ------------
                                                                                       $   331,748    $  231,154
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................................   $    25,962    $    8,533
  Accrued compensation and related liabilities......................................        13,778         6,567
  Other accrued liabilities.........................................................        15,811         6,111
  Deferred revenues.................................................................        75,126        30,032
  Current portion of long-term obligations and installment notes payable............         1,408         1,326
                                                                                      -------------  ------------
    Total current liabilities.......................................................       132,085        52,569

Long-term obligations and installment notes payable.................................           659         1,198

Stockholders' equity:
  Preferred stock, common stock and additional paid-in capital......................       215,239       207,196
  Notes receivable from stockholders................................................           (10)         (763)
  Deferred compensation.............................................................        (6,742)       (8,584)
  Unrealized gain on available-for-sale securities..................................         1,576         2,157
  Accumulated deficit...............................................................       (10,982)      (22,716)
  Accumulated translation adjustment................................................           (77)           97
                                                                                      -------------  ------------
    Total stockholders' equity......................................................       199,004       177,387
                                                                                      -------------  ------------
                                                                                       $   331,748    $  231,154
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                            See accompanying notes.

                      NETSCAPE COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                                     ---------------------  ---------------------
                                                                        1996       1995        1996       1995
                                                                     ----------  ---------  ----------  ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Product revenues.................................................  $   83,761  $  21,979  $  195,108  $  41,131
  Service revenues.................................................      16,255      1,329      36,035      2,694
                                                                     ----------  ---------  ----------  ---------
    Total revenues.................................................     100,016     23,308     231,143     43,825

Cost of revenues:
  Cost of product revenues.........................................      10,900      2,639      27,414      4,052
  Cost of service revenues.........................................       3,794        380       7,802        917
                                                                     ----------  ---------  ----------  ---------
    Total cost of revenues.........................................      14,694      3,019      35,216      4,969
                                                                     ----------  ---------  ----------  ---------
Gross profit.......................................................      85,322     20,289     195,927     38,856

Operating expenses:
  Research and development.........................................      24,211      7,117      56,163     15,049
  Sales and marketing..............................................      43,865     11,785     102,176     24,720
  General and administrative.......................................       8,286      2,568      19,510      7,554
  Merger related charges...........................................      --         --           6,100     --
  Property rights agreement and related charges....................      --         --          --            500
                                                                     ----------  ---------  ----------  ---------
    Total operating expenses.......................................      76,362     21,470     183,949     47,823
                                                                     ----------  ---------  ----------  ---------
Operating income (loss)............................................       8,960     (1,181)     11,978     (8,967)
  Interest income, net.............................................       2,178      1,356       6,487      1,843
  Equity in net losses of joint ventures...........................        (586)    --          (1,002)    --
                                                                     ----------  ---------  ----------  ---------
    Interest and other income, net.................................       1,592      1,356       5,485      1,843
                                                                     ----------  ---------  ----------  ---------
Income (loss) before income taxes..................................      10,552        175      17,463     (7,124)
Provision for income taxes.........................................       2,895     --           5,311     --
                                                                     ----------  ---------  ----------  ---------
Net income (loss)..................................................  $    7,657  $     175  $   12,152  $  (7,124)
                                                                     ----------  ---------  ----------  ---------
                                                                     ----------  ---------  ----------  ---------
Net income (loss) per share........................................  $     0.09  $    0.00  $     0.14  $   (0.10)
                                                                     ----------  ---------  ----------  ---------
                                                                     ----------  ---------  ----------  ---------
Shares used in computing net income (loss) per share...............      87,883     80,832      86,941     73,120
                                                                     ----------  ---------  ----------  ---------
                                                                     ----------  ---------  ----------  ---------

                            See accompanying notes.

                      NETSCAPE COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1996         1995
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)........................................................................  $    12,152  $    (7,124)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.......................................................       10,604        1,591
    Amortization of deferred compensation...............................................        1,842        1,889
  Changes in assets and liabilities:
    Accounts receivable.................................................................      (65,979)     (17,397)
    Other current assets................................................................       (4,992)      (2,175)
    Accounts payable....................................................................       17,279        8,991
    Accrued compensation and related liabilities........................................        9,375        1,398
    Other accrued liabilities...........................................................        7,201        4,529
    Deferred revenues...................................................................       45,094       15,340
                                                                                          -----------  -----------
Net cash provided by operating activities...............................................       32,576        7,042

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures....................................................................      (63,201)     (12,631)
Increase in other assets................................................................       (5,942)      (1,365)
Purchases of investments available-for-sale.............................................     (306,301)    (112,908)
Maturity of investments available-for-sale..............................................      202,531      --
Sale of investments available-for-sale..................................................      114,753      --
                                                                                          -----------  -----------
Net cash used in investing activities...................................................      (58,160)    (126,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of installment notes payable.....................................      --             2,243
Payments on installment notes payable...................................................         (457)        (240)
Proceeds from issuance of preferred and common stock, net...............................        8,379      171,158
                                                                                          -----------  -----------
Net cash provided by financing activities...............................................        7,922      173,161
Net increase (decrease) in cash and cash equivalents....................................      (17,662)      53,299
Cash and cash equivalents at beginning of period........................................       55,276       10,190
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $    37,614  $    63,489
                                                                                          -----------  -----------
                                                                                          -----------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid.......................................................................  $     1,029  $       231
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                            See accompanying notes.

                      NETSCAPE COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Netscape Communications Corporation ("Netscape" or the "Company") for the year ended December 31, 1995 and the notes thereto incorporated by reference into the Company's Form 10-K (as defined below), the unaudited condensed consolidated financial statements for the quarters ended March 31, 1996 and June 30, 1996 included in the Company's Quarterly Reports on Form 10-Q for the periods then ended and the audited supplemental condensed consolidated financial statements included in the Form 10-K/A Amendment No. 2 (the "Form 10-K/A") to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K"). Certain prior period balances have been reclassified to conform with the current period presentation.

    In the quarter ended June 30, 1996, the Company completed its acquisitions of InSoft, Inc. ("InSoft"), Netcode Corporation ("Netcode") and Paper Software, Inc. ("Paper") under the pooling of interests method of accounting. All results have been restated to reflect the Company's acquisition of InSoft. Operating results since January 1, 1996 have been restated to reflect the Company's acquisitions of Netcode and Paper. Operating results for 1995 and prior periods have not been restated to reflect the acquisitions of Netcode and Paper as such adjustments are immaterial.

PER SHARE DATA

    Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants using the treasury stock method.

CASH, CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

    Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturity dates of 90 days or less. Short and long-term investments primarily consist of investment grade debt securities with original maturity dates between 90 days and three years. The debt securities are all classified as available-for-sale. Long-term investments additionally include equity holdings in both public and private high-technology companies. The public equity securities with a readily determinable fair value have been classified as available-for-sale. Available-for-sale securities are stated at fair value as determined by the quoted market prices of the securities.

REVENUE RECOGNITION

    The Company's product revenues are derived from product licensing fees, while service revenues are derived from fees for maintenance and support, training, consulting and advertising space. Product revenues are generally recognized upon delivery, net of allowances for estimated future returns, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Product revenues from original equipment manufacturers are generally recognized upon notification of delivery to the end user. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the maintenance period which is typically 12

                      NETSCAPE COMMUNICATIONS CORPORATION

                                  (Unaudited)

months. Payments for maintenance fees are generally made in advance and are nonrefundable. Service revenues from training and consulting are recognized when the services are performed. Service revenues from the sale of advertising space are recognized in the period in which the advertisement is displayed on a World Wide Web ("Web") page of the Company. Costs related to insignificant obligations, primarily telephone support, are accrued upon shipment and included in cost of revenues.

ACQUISITION OF INSOFT, INC.

    In April 1996, the Company completed its acquisition of InSoft, a provider of network-based communications and collaborative software for the enterprise, in a transaction accounted for as a pooling of interests. Under the terms of the acquisition agreement, Netscape purchased all of the outstanding capital stock and assumed all of the outstanding stock options of InSoft, a privately held company, for an aggregate of 2.0 million shares of Netscape stock. The results of operations for InSoft are included in the consolidated results of operations for all periods presented.

    The unaudited pro forma results of operations of the combined companies for the years ended December 31, 1994 and 1995 and the three months ended March 31, 1996 are as follows:

                                      NETSCAPE    INSOFT     (ADJUSTMENTS)    COMBINED
                                     ----------  ---------  ---------------  ----------
                                                       (IN THOUSANDS)
Three months ended March 31, 1996
  Net revenues.....................  $   55,001  $   1,120        --         $   56,121
  Net income (loss)................       4,712       (930)          233          4,015
  Net income (loss) per share......        0.06      (0.78)       --               0.05

Year ended December 31, 1995
  Net revenues.....................  $   80,656  $   4,731        --         $   85,387
  Net loss.........................      (3,441)    (3,172)       --             (6,613)
  Net loss per share...............       (0.05)     (2.70)       --              (0.09)

Year ended December 31, 1994
  Net revenues.....................  $    1,403  $   2,735        --         $    4,138
  Net loss.........................     (11,879)    (1,951)       --            (13,830)
  Net loss per share...............       (0.18)     (1.66)       --              (0.20)

    The unaudited pro forma results of operations of the combined companies reflect a decrease to the income tax provision for the quarter ended March 31, 1996 as a result of utilization of InSoft's net operating losses. The unaudited pro forma information is not necessarily indicative of the actual results of operations had the acquisition occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future date or period.

JOINT VENTURES

    The Company entered into two joint ventures during the quarter ended June 30, 1996 which required the contribution of certain technology licenses and cash for a 50% or less interest in each of the companies. The Company reports its share of earnings and losses of the joint ventures under the equity method of accounting. Each of the joint ventures is in the development stage and will incur escalating losses in the near term. The balance of investments in joint ventures at September 30, 1996 was insignificant.

STOCK OPTION REPRICING

    In September 1996, the Board of Directors authorized the repricing of options to purchase 3,990,708 shares of common stock effective as of the close of business on September 30, 1996 to fair market value at the effective date which was $35.38 per share. Vested repriced options may not be exercised until March 1, 1997. No stockholders owning 1% or more of the Company's Common Stock participated in the repricing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Form 10-K/A, the First Annual Report 1995 to Stockholders (the "Annual Report") and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996 (the "Form 10-Qs"). The following discussion should be read in conjunction with the section entitled "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Form 10-K/A, the sections entitled "Management's Discussion and Analysis" in the Annual Report and "Supplemental Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K/A.

OVERVIEW

    Netscape Communications Corporation ("Netscape" or the "Company") is a leading provider of open software for linking people and information over private transmission control protocol/Internet protocol ("TCP/IP")-based enterprise networks ("intranets") and the Internet. The Company was incorporated in April 1994, and completed business combinations with Collabra Software, Inc. ("Collabra") in November 1995 and InSoft, Inc. ("InSoft") in April 1996. Each of the business combinations was treated as a pooling of interests for accounting purposes, and accordingly, the historical financial statements for the Company have been restated as if the transactions occurred at the beginning of the earliest period presented. The Company additionally completed business combinations with Netcode Corporation ("Netcode") and Paper Software, Inc. ("Paper") in April 1996 and May 1996, respectively, in transactions accounted for as pooling of interests. The historical results of operations for Netcode and Paper are not material in relation to those of Netscape and financial information for 1995 and prior periods have not been restated to reflect the Netcode and Paper business combinations. Operating results since January 1, 1996, however, have been restated to reflect the operating results of Netcode and Paper.

    In the third quarter of 1996, Netscape experienced significant growth in several aspects of its business. Revenues of $100.0 million reflected an increase of 33.3% over the immediately prior quarter. In addition, the Company continued to make investments in all aspects of its business in order to enable growth. Consistent with the prior quarter, such investments primarily included the hiring of permanent and contract labor in research and development, the expansion of facilities in the United States, Europe and the Far East, ongoing investment in sales and marketing, and further investment in major management information systems across the majority of the Company's functional areas. Operating income in the quarter of $9.0 million reflected a significant increase over operating income of $528,000 reported in the immediately prior quarter, or an increase of 35.2% over the immediately prior quarter's operating income, excluding merger related charges, of $6.6 million.

    The Company believes that significant ongoing investment in all areas of the business will continue to be critical to the success of Netscape. Specifically, the Company plans to continue increasing its operating expenses to fund greater levels of research and development, expand the sales and marketing infrastructure domestically and internationally, improve core management information systems and broaden customer support capabilities. The Company also continues to seek acquisitions, strategic investments and joint ventures that complement the Company's overall business strategy. As a result of these factors, the Company directs a significant percentage of its revenues towards operating expenses and towards non-operating expenses associated with equity interests in joint ventures and strategic investments. The Company anticipates continuing to do so for the near future, which may adversely impact operating results, particularly after adjusting for the impact of any merger related charges and any amortization of goodwill from acquisitions accounted for by purchase method accounting. Earnings per share in the third quarter of 1996 were $0.09 as compared to $0.01 in the immediately prior quarter, or $0.07 in the immediately prior quarter excluding merger related charges. Net income was 7.7% of total revenues in the third quarter of 1996 as compared to 1.2% in the immediately prior quarter, or 7.7% in the immediately prior quarter excluding the impact of merger related charges.

    Although Netscape has achieved earnings per share growth in previous quarters, the Company's expenses are relatively fixed in the near term and unexpected variances in planned revenues, which are difficult to forecast, can result in variations in operating margins and earnings. In addition, the Company typically operates with minimal backlog, therefore, quarterly sales and operating results generally depend on the volume and timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. The Company typically recognizes a substantial portion of its revenues in the last month of each quarter. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate material adverse impact on the Company's business, operating results and financial condition. Further, as the Company becomes increasingly focused on sales to enterprise customers, the Company expects that a limited number of large sales may account for a significant portion of revenue in some quarters, resulting in fluctuations in revenue in future periods and adversely impacting operating results in periods of lower than expected revenue. Moreover, the Company (i) plans to continue to increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may continue to incur significant merger-related charges and other increases in operating expenses associated with recently completed and any future acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

    The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, the timing of large sales (particularly to enterprise customers), price reductions by the Company (such as those made in October 1995 and March 1996) or its competitors, changes in how products are priced (such as the change in client and server pricing announced in October 1996), the mix of distribution channels through which products are sold, the mix of products and services sold, the mix of international and North American revenues, costs of litigation, lengthy sales cycles and general economic conditions. In particular, as the Company becomes increasingly focused on sales to enterprise customers the Company believes that quarterly operating results may fluctuate due to the timing of revenue from a limited number of large sales. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions (such as the recently announced change in client and server pricing) or business combinations (such as the Collabra, InSoft, Netcode and Paper business combinations) that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Because of all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

RESULTS OF OPERATIONS

    The following table sets forth operating results as a percentage of total revenues for the three month periods ended September 30, 1996 and June 30, 1996. Due to the significant growth in revenues and operating expenses between the three and nine month periods ended September 30, 1995 versus the three and nine month periods ended September 30, 1996, the Company believes that a comparison of operating results between the comparable periods in each year is not meaningful.

                                                                                     THREE MONTHS ENDED
                                                                      ------------------------------------------------
                                                                        SEPTEMBER 30, 1996          JUNE 30, 1996
                                                                      -----------------------  -----------------------

                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                                           (UNAUDITED)

Total revenues......................................................  $  100,016       100.0 % $   75,006       100.0 %
Cost of revenues....................................................      14,694        14.7 %     12,028        16.0 %
                                                                      ----------       -----   ----------       -----
Gross profit........................................................      85,322        85.3 %     62,978        84.0 %

Operating expenses:
  Research and development..........................................      24,211        24.2 %     17,826        23.8 %
  Sales and marketing...............................................      43,865        43.9 %     32,506        43.3 %
  General and administrative........................................       8,286         8.3 %      6,018         8.0 %
  Merger related charges............................................      --          --            6,100         8.1 %
                                                                      ----------       -----   ----------       -----
    Total operating expenses........................................      76,362        76.4 %     62,450        83.3 %
                                                                      ----------       -----   ----------       -----
Operating income....................................................       8,960         9.0 %        528         0.7 %
  Interest income, net..............................................       2,178         2.2 %      1,878         2.5 %
  Equity in net losses of joint ventures............................        (586)       (0.6 )%       (416)       (0.6 )%
                                                                      ----------       -----   ----------       -----
    Interest and other income, net..................................       1,592         1.6 %      1,462         1.9 %
                                                                      ----------       -----   ----------       -----
Income before income taxes..........................................      10,552        10.6 %      1,990         2.7 %
Provision for income taxes..........................................       2,895         2.9 %      1,084         1.4 %
                                                                      ----------       -----   ----------       -----
Net income..........................................................  $    7,657         7.7 % $      906         1.2 %
                                                                      ----------       -----   ----------       -----
                                                                      ----------       -----   ----------       -----
Net income per share................................................  $     0.09               $     0.01
                                                                      ----------               ----------
                                                                      ----------               ----------
Net income per share excluding merger related charges (1)...........  $     0.09               $     0.07
                                                                      ----------               ----------
                                                                      ----------               ----------

------------------------

(1) Net income per share excluding merger related charges reflects actual net income per share adjusted for the impact of $6.1 million ($4.9 million after tax) in merger related charges incurred during the quarter ended June 30, 1996.

    REVENUES

                                                                                     THREE MONTHS ENDED
                                                                       -----------------------------------------------
                                                                         SEPTEMBER 30, 1996         JUNE 30, 1996
                                                                       -----------------------  ----------------------

                                                                                       (IN THOUSANDS)
                                                                                                           (UNAUDITED)

Client...............................................................  $   58,867        58.9 % $  45,052        60.1 %
Server, Commercial Applications and Other............................      24,894        24.9 %    17,244        23.0 %
                                                                       ----------       -----   ---------       -----
    Total Product Revenues...........................................      83,761        83.8 %    62,296        83.1 %
Service..............................................................      16,255        16.2 %    12,710        16.9 %
                                                                       ----------       -----   ---------       -----
    Total Revenues...................................................  $  100,016       100.0 % $  75,006       100.0 %
                                                                       ----------       -----   ---------       -----
                                                                       ----------       -----   ---------       -----

    The Company derives its revenues from two product categories, product and service. Product revenues consist of product licensing fees, and service revenues consist of fees for technical support, training, consulting and advertising space.

    PRODUCT MIX. The Company experienced absolute growth in both major product groups and in service revenues in the third quarter of 1996 as compared to the immediately prior quarter. In general, the Company has experienced revenue growth in all product lines offered by the Company as a result of higher volumes of software license and service related product sales, as opposed to higher prices. Management believes that this growth reflects the general growth in the market for intranet related software products in the corporate environment. With respect to product revenues, the revenue growth between periods in Client revenues was primarily attributable to unit volume increases in sales of Netscape Navigator products as a result of new product introductions. The Company released version 3.0 of Netscape Navigator as well as Netscape Navigator Gold, including the Personal Edition retail versions of each of these products, during the quarter ended September 30, 1996. With respect to Server, Commercial Applications and Other revenue, the Company experienced absolute revenue growth in both the Server and Commercial Applications product lines. The quarter ended September 30, 1996 was the first full quarter that Netscape SuiteSpot 2.0 server products were commercially available. In addition, the Company released the retail version of its Netscape FastTrack Server 2.0 during the quarter. Commercial Applications products achieved record revenue levels in the quarter.

    The Company expects that the percentage of product revenues attributable to its Server, Commercial Applications and Other software products as compared to its Client product line will fluctuate in future periods depending upon the timing of new product introductions, consumer buying patterns, pricing actions taken by the Company, competition and other factors. In general, it is the Company's strategy to achieve a greater percentage of revenues from its server product family in future periods, although there can be no assurance that the Company will be successful at achieving this goal. In conjunction with the October 1996 announcement of the Company's planned Netscape SuiteSpot 3.0 and Netscape Communicator 4.0 products, the Company announced a new pricing program that will make these planned products available on a per seat basis. In addition, certain planned servers will be available as standalone products with a certain number of client access licenses. As customers increase the number of users to prescribed levels, additional incremental license charges will apply, subject to volume and other discounts. The Company's server and client product lines account for the vast majority of the Company's total revenues. This recent change in pricing and any future pricing changes could materially adversely affect sales of the Company's products and consequently could materially adversely affect the Company's business, operating results or financial condition.

    Service revenues experienced absolute growth quarter to quarter primarily due to increased fees from advertising and increased sales of consulting services and technical support services to a larger installed base of customers.

    The Company believes that service revenues may increase as a percentage of total revenues in future periods as a result of continued growth in the installed base of technical support contracts, the continued expansion of the Company's professional services consulting organization and an increase in advertising revenues as a percentage of total revenues associated with the placement of advertisements and other content on the Company's Web site.

    CHANNEL MIX. The Company distributes substantially all of its products through a combination of direct (including field sales, Internet-based sales and telesales) and indirect (OEM, systems integrators, value added resellers and software retailers) channels. The Company experienced absolute revenue growth across all channels during the third quarter of 1996. In the quarter, the OEMs, systems integrators, and value added resellers (together with systems integrators referred to herein as "VARs") accounted for an aggregate of 49% of total revenues as compared to 33% in the immediately prior quarter. The growth in revenues in these indirect channels was primarily attributable to an increased number of OEM and VARs as well as higher unit volumes by certain existing OEM partners. Retail channel revenues accounted for 11% of revenues as compared to 9% during the immediately prior quarter primarily as a result of higher volume unit sales associated with the release of Netscape Navigator Personal Edition, Netscape Navigator Gold Personal Edition and Netscape FastTrack Server. Additionally, the Company has expanded the number of retail distribution partners in each of the past two quarters.

    In general, it is the Company's strategy to increase indirect channel revenues as a percentage of total revenues in future periods, although there can be no assurance that the Company will be successful at accomplishing this goal. Specifically, the Company believes that indirect channels will account for a greater percentage of total revenues as OEM and VAR channels become more established and are further leveraged by the Company, and as the absolute number of OEM and VAR partners increases. In the near term, however, the distribution of revenues among channels will fluctuate depending upon the timing of new product releases, the Company's ability to expand and leverage OEMs and VARs and, to a lesser extent, consumer buying patterns which typically impact revenues in the retail channel.

    GEOGRAPHIC MIX. International revenues (sales outside of North America) accounted for approximately 30% of total revenues in the third quarter of 1996 as compared to approximately 30% in the immediately prior quarter. The increase in international revenues, in both absolute dollars was primarily due to increased sales and marketing efforts in Europe, Japan and the Pacific Rim, as well as increased demand for Internet and intranet related products in international markets. The Company is continuing to make significant investments in international markets through the deployment of sales personnel in several countries in Europe and the Pacific Rim, as well as through partnering with OEM and VAR partners throughout the world. Management believes that international revenues may account for a greater percentage of total revenues in future periods, although this percentage may fluctuate in the near term as a result of localized product release timing, competition and the general demand for internet related products in international markets.

    The Company invoices the customers of its international subsidiaries in both U.S. dollars and the local currencies of its subsidiaries. The Company has not engaged in foreign currency hedging activities and a portion of the international revenues is currently subject to currency exchange fluctuation risk. The Company anticipates that international revenues may increase as a percentage of total revenues in the future, and, as a result, foreign currency exposure may increase.

    GROSS MARGIN

    Cost of product revenues in both the second and third quarters of 1996 consisted primarily of the cost of product materials, licensed technology and amounts paid to third party vendors for sales administration, order fulfillment and telephone support to customers. Cost of service revenues in both quarters consisted primarily of outside consulting services and personnel related costs incurred in providing customer support, consulting services and, to a lesser extent, fees paid to a third party related to the sale of advertising. Gross margin earned on total revenues increased to 85.3% in the third quarter of 1996 from 84.0% in the immediately prior quarter. The increase was primarily a result of the significant growth in OEM revenues quarter to quarter. Although sales through resellers have lower average selling prices and generally adversely affect gross margins, third quarter OEM revenues had relatively low associated costs of revenues due to the absence of packaging costs which more than offset the lower average selling prices during the quarter.

    Gross margins on total revenues may be impacted by the mix of distribution channels used by the Company, the mix of products or services sold, the mix of product revenues versus service revenues, the mix of international versus North American revenues and the prices charged for products. The Company typically realizes higher gross margins on direct sales than on sales through VAR and software retail channels, higher gross margins on North American sales than international sales, and higher gross margins on product revenues than on service revenues. In addition, the Company earns lower gross margins on shrink-wrap product licenses than on right-to-copy licenses such as those entered into with OEM partners. During the quarter ended September 30, 1996, overall average sales prices were adversely impacted, and may continue to be adversely impacted in the future, by increased sales through VAR and OEM channels. In addition, gross margins may be adversly impacted by increased international revenues as a percentage of total revenues and increased service revenues as a percentage of total revenues. In addition, the Company believes that the total gross margin may fluctuate in future periods due to increased costs associated with licensed technology included in both client and server products and product warranty costs, which includes free telephone support for Netscape Navigator products.

    OPERATING EXPENSES

    The Company's operating expenses, excluding Property Rights Agreement and Related Charges and Merger Related Charges, have increased in absolute dollar amounts in every consecutive quarter through the quarter ended September 30, 1996. This trend reflects the Company's rapid growth and expansion in all operating areas. The Company believes that continued expansion of operations is essential to achieving and maintaining a strong competitive position. In addition, the Company anticipates continued increases in its infrastructure-related expenses, such as costs for facilities, telecommunications and management information systems.

    The Company recorded deferred compensation of $11.1 million for the difference between the grant price and the deemed fair value of the Company's common stock for stock options granted in the first six months of 1995. Operating expenses in the first three quarters of 1996 each include $600,000 of non-cash charges associated with the amortization of such deferred compensation. The Company will record additional operating expenses of $600,000 in the fourth quarter of 1996 and in periods thereafter associated with the amorization of deferred compensation.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and consulting fees to support product development. Research and development expenses in the third quarter of 1996 increased in absolute dollars and as a percentage of total revenue compared to the immediately prior quarter. The increases in the quarter were primarily attributable to increased staffing and consulting costs. Management believes that research and development activities are a critical area for investment in the Company and, as a result, intends to increase the level of research and development expenses in future periods, which may cause continued increases in such expenses as a percentage of total revenues in future periods.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, consulting fees, trade show expenses and advertising. Sales and marketing expenses in the third quarter of 1996 increased in absolute dollars and as a percentage of total revenue as compared to the immediately prior quarter. The increases in the third quarter of 1996 were primarily attributable to increased staffing, marketing programs, costs associated with opening new sales offices, sales commissions on increased sales, and continued investment in Europe and the Far East. The Company intends to increase the level of sales and marketing expenses in future periods, which may cause continued increases in such expenses as a percentage of total revenues in future periods.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, fees for professional services and certain reserves. General and administrative expenses in the third quarter of 1996 increased in absolute dollars and as a percentage of total revenue as compared to the immediately prior quarter. The increases in the period were primarily attributable to increased staffing, legal expenditures and an increase in the reserves for bad debt allowance to support higher revenue levels. The Company intends to increase the level of general and administrative expenses in future periods, which may cause continued increases in such expenses as a percentage of total revenues in future periods.

    INTEREST INCOME, NET

    Net interest income increased by $300,000 in the third quarter of 1996 as compared to the immediately prior quarter primarily as a result of the higher pre-tax interest income earned on investment balances. Pre-tax interest income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes to market rates for investments.

    EQUITY IN NET LOSSES OF JOINT VENTURES

    Equity in net losses of joint ventures of $586,000 for the third quarter of 1996 reflects the Company's share of the net losses of the Company's joint ventures under the equity method of accounting. The balance of investments in joint ventures at September 30, 1996 was insignificant, although the Company may provide additional contributions to these joint ventures in the future. Each of the joint ventures is in the development stage and will incur escalating net losses in the near term.

    PROVISION FOR INCOME TAXES

    The Company's effective tax rate for the third quarter and the nine months ended September 30, 1996 was 27% and 30%, respectively. The provision for the nine months ended September 30, 1996 was higher primarily due to the effect of non-deductible merger expenses incurred in the second quarter.

    The Company anticipates its fiscal 1996 effective tax rate, exclusive of the effect of merger related charges, will be approximately 27%. This rate is lower than the statutory U.S. federal rate due primarily to the benefit of net operating loss and tax credit carryovers. This rate could change based upon a change in the estimated amount or geographic mix of the Company's earnings, changes in U.S. tax law, or additional benefits of net operating loss and credit carryovers of future acquisitions.

FACTORS AFFECTING OPERATING RESULTS

    The section entitled "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Form 10-K/A is hereby incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996, the Company's principal source of liquidity was approximately $98.2 million in cash, cash equivalents and short-term investments, a $53.9 million decrease from December 31, 1995 balances. During the same period, long-term investments increased by $24.7 million to $46.4 million at September 30, 1996. Netscape invests predominantly in instruments that are liquid, investment grade and have average maturities of less than one year with the intent to make such funds readily available for strategic investment and operating purposes.

    For the nine months ended September 30, 1996, cash provided by operating activities of $32.6 million was primarily due to increases in deferred revenues of $45.1 million, accounts payable of $17.3 million and accrued liabilities of $16.6 million, offset by increases in accounts receivable of $66.0 million. The growth in deferred revenues was a result of an increase in non-refundable pre-payments received pursuant to software license and support contracts.

    Capital expenditures for the nine months ended September 30, 1996 totaled $63.2 million and are expected to increase at an equal or greater pace in future periods. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities.

    Management believes existing cash and investments together with cash flows expected to be generated from operations will be sufficient to meet the Company's operating requirements for at least the next twelve months.

    Netscape does not currently have any lines of credit available and has not paid cash dividends on its common stock.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:
       Exhibit 11.1 -- Statements of Computation of Earnings Per Share.
       Exhibit 27.1 -- Financial Data Schedule.

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

       Pro Forma Combined Condensed Consolidated Statement of Operations for the year ended December 31, 1994.

       Pro Forma Combined Condensed Consolidated Statement of Operations for the year ended December 31, 1995.

       Pro Forma Combined Condensed Consolidated Statement of Operations for the three months ended March 31, 1996.

       Notes to Pro Forma Combined Condensed Consolidated Financial Statements.

       InSoft, Inc. Balance Sheets at December 31, 1994 and 1995 and March 31, 1996.

       InSoft, Inc. Statements of Operations for the years ended December 31, 1993, 1994 and 1995.

       InSoft, Inc. Statements of Stockholders' Equity (Deficit) as of December 31, 1993, 1994 and 1995 and as of March 31, 1996.

       InSoft, Inc. Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.

       Notes to Financial Statements.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NETSCAPE COMMUNICATIONS CORPORATION

           Date:            October 30, 1996  By:                  /s/ PETER L.S. CURRIE
      --------------------------------------             -----------------------------------------
                                                                     Peter L.S. Currie,
                                                                 Senior Vice President and
                                                                  Chief Financial Officer
                                                               (PRINCIPAL FINANCIAL OFFICER)

           Date:            October 30, 1996  By:                   /s/ NOREEN G. BERGIN
      --------------------------------------             -----------------------------------------
                                                                      Noreen G. Bergin
                                                          Vice President and Corporate Controller
                                                               (PRINCIPAL ACCOUNTING OFFICER)