Form 10-K405/A
period 1995-12-31
NETSCAPE COMMUNICATIONS CORP
filed 1996-11-25
CIK 944458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 3

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 3 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on April 1, 1996, as amended by Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Commission on May 7, 1996 and as amended by Amendment No. 2 to the Registrant's Annual Report on Form 10-K filed with the Commission on October 30, 1996 ("Form 10-K") solely for the purpose of revising and restating the following items in their entirety:

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

    Netscape released its first product, Navigator 1.0, in December 1994, which offered an easy to use graphical user interface for browsing the World Wide Web (the "Web"). Since that time, the Company has become increasingly focused on offering user and network services for use in intranet applications, including features with e-mail and graphics. The Company currently offers a broad suite of software products and tools, targeted primarily at corporate intranets, for use in a variety of information sharing, network management and commerce-enabling applications. 92 of the Fortune 100 companies use Netscape products for intranet or Internet solutions.

    To reach a diverse and worldwide customer base, Netscape delivers its suite of products and services through multiple distribution channels. The Company offers its products via a direct sales force, telesales, and the Internet as well as through resellers such as OEMs, VARs and software retailers. To accelerate the acceptance of the Company's products, Netscape has entered into reseller agreements with leading telecommunications and technology companies with complementary resources. These companies include, among others, AT&T Corp. ("AT&T"), Apple Computer, Inc. ("Apple"), Compaq Computer Corporation ("Compaq"), Deutsche Telekom, Digital Equipment Corporation ("Digital"), France Telecom, Hewlett-Packard Company ("Hewlett-Packard"), International Business Machines Corporation ("IBM"), Informix Software, Inc. ("Informix"), Novell, Inc. ("Novell"), Olivetti SPA ("Olivetti"), Siemens AG ("Siemens"), Silicon Graphics, Inc. ("Silicon Graphics"), Sybase, Inc. ("Sybase") and Sun Microsystems, Inc. ("Sun").

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

              [MATCHED CLIENT/SERVER SOLUTION FIGURE APPEARS HERE]

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

    The foregoing section contains forwarding-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding the Company's planned products and enhancements, including forward-looking statements regarding planned features and planned release dates. Actual results could differ materially from those anticipated by the forward-looking statements in the foregoing section, particularly those with respect to planned release dates and planned features. The results anticipated by such forward-looking statements are subject to numerous different risks and uncertainties as set forth in "Factors Affecting the Company's Business, Operating Results and Financial Condition," specifically the factor entitled "New Product Development and Technological Change." For example, the Company's ability to release such planned products and enhancements with their planned features in a timely and cost-effective manner, or at all, could be materially adversely affected by any technical or other problems in, or difficulties with, such planned products or enhancements, third party products or technologies which render the Company's planned products and enhancements obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain additional qualified research and development personnel, or the adoption of competing standards.

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

                     [NETSCAPE LICENSE FIGURE APPEARS HERE]

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

    NETSCAPE ONE

    In July 1996, Netscape announced the creation of its Open Network Environment ("Netscape ONE"), which provides a framework for developers to build cross-platform, network-based applications. Netscape ONE is intended to promote a standards-based approach to managing distributed objects on the network and to serve as an alternative to platform-specific application development. Netscape ONE incorporates technologies such as Java Script 1.1, HTTP and HTML, among others, and, in combination with CORBA, permits developers to write distributed applications and integrate information systems running on a broad range of operating systems. More than 50 companies have announced their intent to support and develop applications using Netscape ONE. These companies include software applications and tools vendors such as: Adobe Systems Incorporated ("Adobe"), Autodesk Inc. ("Autodesk"), Borland International Inc. ("Borland"), Digital, Hewlett-Packard, Informix, Intuit Inc., Lotus Development Corporation ("Lotus"), Macromedia Inc. ("Macromedia"), Silicon Graphics, Symantec Corporation and Sun. The Company has posted the source code for Netscape ONE, a comprehensive whitepaper, and a Netscape ONE Software Development Kit ("SDK") on its Internet Web site in order to facilitate third-party acceptance of the Netscape ONE approach.

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

    BUSINESS COMBINATIONS AND JOINT VENTURES

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

    The Company will continue to consider business combinations, investments or strategic alliances that it believes can complement its overall business strategy.

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

    DIRECT SALES. The Company's direct sales force targets primarily medium to large-sized organizations, including telecommunications companies, manufacturers, retailers, publishers and financial service companies. The Company believes that these organizations are most likely to become the electronic merchants and information publishers for commerce on the Internet. In addition, these organizations have a substantial installed base of intranets and have been widely deploying Web servers for internal enterprise applications. In certain instances, the Company's direct sales force works with complementary hardware OEMs, value added resellers ("VARs") and systems integrators to deliver complete solutions for major customers.

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

    VARS VARs and systems integrators customize, configure and install the Company's software products with complementary hardware, software and services. In combining these products and services, these Resellers are able to deliver more complete Netscape-based solutions to address specific customer needs. The Company may also help these VARs design customized applications to meet the unique requirements of these customers.

    RETAIL DISTRIBUTION. The Company currently distributes its Netscape Navigator Personal Edition, Netscape Navigator Gold and Power Pack retail products through a network of retail distributors in North America.

    The Company sells its products directly to end-users and via the Internet. In addition, the Company offers its products indirectly through OEMs, VARs and software retailers ("Resellers"). The Company is currently pursuing a strategy which is intended to increase sales through OEMs, VARs and system integrators as a percentage of total revenues, especially in international markets. The Company expects that any material increase in sales through Resellers as a percentage of total revenues, especially any increase in the percentage of sales through OEMs and VARs, will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that are typically charged when selling through indirect channels. In recent quarters, sales through indirect channels have increased as a percentage of total revenues, which has adversely impacted average selling prices; however, gross margins to date have not decreased due to the large percentage of sales through OEMs, which have lower associated costs of revenues than other Resellers due to the absence of packaging costs. Other potential adverse consequences of the Company's focus on increasing sales through Resellers are the diversion of management resources and attention from direct sales, which could adversely affect direct sales revenue, and greater revenue fluctuation due to a greater percentage of retail revenue, which tends to fluctuate with product releases and may be subject to seasonality. Moreover, there can be no assurance that the Company will be able to continue to attract and retain Resellers that will be able to market the Company's products effectively, particularly Resellers of intranet software for the enterprise, and will be qualified to provide timely and cost-effective customer support and service. There also can be no assurance that the Company will be able to manage conflicts among its Resellers. In addition, the Company's agreements with Resellers typically do not restrict Resellers from distributing competing products, and in many cases may be terminated by either party without cause. Further, in some cases the Company has granted exclusive distribution rights that are limited by territory and in duration. Consequently, the Company may be adversely affected should any Reseller fail to adequately penetrate its market segment. The inability to recruit, manage or retain important Resellers, particularly Resellers of intranet software for the enterprise, or their inability to penetrate their respective market segments, could materially adversely affect the Company's business, operating results or financial condition.

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

    International revenues (sales outside of North America) were approximately 17% and 28% of total revenues for the year ended December 31, 1995 and the nine months ended September 30, 1996, respectively. A key component of the Company's strategy is its continued expansion into international markets. To date, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally, and the Company is currently incurring, and expects to continue to incur, significant costs in developing, marketing and distributing localized versions. If the international revenues are not adequate to offset the expense of establishing and maintaining foreign operations and the costs of localizing the Company's products, the Company's business, operating results or financial condition could be materially adversely affected. There can be no assurance that the Company will be able to successfully market, sell and deliver its products in foreign markets. In addition to the uncertainty as to the Company's ability to continue to generate revenues from its foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, export and import controls relating to encryption technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. See "--Government Regulation."

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

NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

    Substantially all of the Company's revenues have been derived, and substantially all of the Company's future revenues are expected to be derived, from the license of its software and sale of its associated services. Accordingly, broad acceptance of the Company's software products and services by customers is critical to the Company's future success. However, the markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions; therefore, the Company's future success will depend on its ability to design, develop, test and support new software products and enhancements on a timely and cost-effective basis that meet changing customer needs and respond to technological developments and emerging industry standards. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products, such as Netscape SuiteSpot 3.0 and Netscape Communicator 4.0, to market in a timely and cost-effective manner, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. While the Company has addressed the need to develop new products and enhancements primarily through its internal development efforts, the Company has also addressed this need through acquisitions and the license of third party technology. See "Recent Developments." Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Licensing of third party technology also involves numerous risks, including product liability claims based on licensed technology, liability for licensed technology which infringes the proprietary rights of others, the potential inability of third party licensors to indemnify the Company for intellectual property infringement claims, the risk that the scope of third party licensor indemnification is not as broad as the indemnification the Company provides to its customers, and the unavailability of similar technology on commercially reasonable terms in the event that the third party technology is unavailable. See "Proprietary Rights." The failure of the Company's new product development efforts, especially with respect to Netscape SuiteSpot 3.0 or Netscape Communicator 4.0, could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's current products are designed around certain standards, including, for example, security standards, and current and future sales of the Company's products will be dependent, in part, on widespread adoption of such standards by enterprises, consumers, developers and other software providers. Widespread adoption of a standard not supported by Netscape could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, such as Netscape SuiteSpot 3.0 and Netscape Communicator 4.0, or that its new products and enhancements, including Netscape SuiteSpot 3.0 and Netscape Communicator 4.0, will adequately meet the requirements of the marketplace and achieve market acceptance. Further, because the Company has only recently commenced shipment of many of its products, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely and cost-effective manner. If the Company is unable to develop on a timely and cost-effective basis new software products, enhancements to existing products or error corrections, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. See "--Recent Developments--Planned Products and Releases" and "--Products."

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

    In particular the market for intranet software is rapidly evolving and increasingly competitive. The Company's intranet solution of SuiteSpot server software and Netscape Navigator client software has recently been upgraded to include more robust e-mail features. The Company's intranet solution currently competes with Lotus Notes and Microsoft Exchange, both of which offer electronic mail and groupware capability. In addition, Oracle has announced its intention to compete in this market through its InterOffice products. Lotus, Microsoft and Oracle all have significantly greater financial, technical, marketing and public relations resources, larger installed customer bases, greater distribution capability and significantly greater experience in selling to enterprises than the Company.

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

    Additionally, some countries have enacted import laws requiring the alteration of the Company's products in order for the government of such countries to maintain a level of control over the content of products entering such countries. In addition to the costs incurred by the Company in complying with varying international regulations, alteration of the Company's products may cause such products to perform at a level below their intended level and thereby subject the Company to potential liability and other adverse consequences. Any such export restrictions, import restrictions, new legislation or regulation or unlawful exportation could have a material adverse impact on the Company's business, operating results or financial condition. See "--Marketing and Distribution--International."

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

    On August 7, 1995, Netscape received a letter from a law firm purporting to represent Caro-Kann Corporation ("Caro-Kann"), a subsidiary of Cylink Corporation, which is a partner with RSA in Public Key Partners ("PKP"), which partnership purportedly holds certain exclusive licensing rights to certain patents covering the practice of public key cryptography and digital signatures. Caro-Kann alleges that the license agreement between RSA and Netscape relating to certain RSA software conflicts with the rights held by PKP. RSA has advised Netscape that the allegations of Caro-Kann are unfounded. The parties have arbitrated portions of this dispute and currently disagree as to the interpretation of the arbitration ruling. RSA has brought suit in federal court against Cylink Corporation over certain patent related claims. Netscape is unable to ascertain the significance of Caro-Kann's allegations or whether or not any decision adverse to RSA in the arbitration or other proceedings may invalidate or otherwise limit the license to Netscape. In Netscape's license agreement with RSA, RSA has agreed to defend and indemnify and hold Netscape harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary rights. Although the Netscape license is fully paid-up, there can be no assurance that the outcome of this matter would not lead to royalty obligations. Many of the Company's products incorporate data encryption and server authentication technology licensed from RSA.

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

    The rapid execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company's rapid growth has placed, and its planned growth is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of September 30, 1996, the Company had grown to approximately 1,400 employees from approximately 203 employees on December 31, 1994. In addition, the Company has completed four acquisitions in the last 12 months; assimilating the operations and personnel of such acquired companies has also placed a significant strain on the Company's managerial, operational and financial resources. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Further, the Company is required and will continue to be required to manage multiple relationships among various customers, suppliers, resellers, licensors, strategic partners and other third parties. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's current or future operations or that Company management will be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets, particularly the market for intranet software for the enterprise, and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively or unable to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner, the Company's business, operating results and financial condition will be materially adversely affected.

                        FACTORS AFFECTING THE COMPANY'S
              BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    In addition to other information in this Form 10-K/A and in the documents incorporated by reference herein, the following risk factors should be carefully considered in evaluating the Company and its business. The section entitled "Business--Recent Developments--Planned Products and Releases" in this Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the following risk factors, specifically the risk factor entitled "New Product Development and Technological Change," set forth below and elsewhere in this Form 10-K/A.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

    As a result of the Company's relatively limited operating history and recent acquisitions, the Company does not have relevant historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. In addition, the Company typically operates with minimal backlog, therefore, quarterly sales and operating results generally depend on the volume and timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. The Company typically recognizes a substantial portion of its revenues in the last month of each quarter. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate material adverse impact on the Company's business, operating results and financial condition. Further, as the Company becomes increasingly focused on sales to enterprise customers, the Company expects that a limited number of large sales may account for a significant portion of revenue in some quarters, resulting in fluctuations in revenue in future periods and adversely impacting operating results in periods of lower than expected revenue. Moreover, the Company (i) plans to continue to increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may continue to incur significant merger-related charges and other increases in operating expenses associated with recently completed and any future acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected. See "Recent Developments."

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

COMPETITION

    The market for software and services for intranets and the Internet is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Many of the Company's current and potential competitors have longer operating histories, larger installed customer bases and significantly greater financial, technical, marketing, public relations and distribution resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. The Company's current and potential competitors can be divided into several groups: Microsoft, Web server software and service vendors, browser software vendors, and other operating system vendors.

    In particular the market for intranet software is rapidly evolving and increasingly competitive. The Company's intranet solution of SuiteSpot server software and Netscape Navigator client software has recently been upgraded to include more robust e-mail features. The Company's intranet solution currently competes with Lotus Notes and Microsoft Exchange, both of which offer electronic mail and groupware capability. In addition, Oracle has announced its intention to compete in this market through its InterOffice products. Lotus, Microsoft and Oracle all have significantly greater financial, technical, marketing and public relations resources, larger installed customer bases, greater distribution capability and significantly greater experience in selling to enterprises than the Company.

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

    The Company also believes that Microsoft has used, and will continue to use, its dominant position in desktop software to secure preferential distribution and bundling contracts with third parties such as ISPs, online service providers and VARs, including third parties with whom the Company has relationships. In addition, the Company believes that Microsoft may promote technologies and standards with which Netscape's products are not compatible. For example, Microsoft is promoting its proprietary ActiveX technology as an alternative to the Java programming language for Internet application software. Although Netscape has announced that it will provide native support for ActiveX on the Windows 95 platform in Netscape Communicator 4.0, if Microsoft is successful in promoting widespread adoption of its ActiveX technology as an alternative to Java, Netscape's business, operating results and financial condition could be materially adversely affected. Similarly, Microsoft is promoting its proprietary Distributed Common Object Model ("DCOM") technology as an alternative to the CORBA and IIOP standards for a cross-platform, network-based environment. The Company has endorsed the CORBA and IIOP standards in its products, and if Microsoft is successful in promoting widespread adoption of its DCOM technology, the Company's business, operating results and financial condition could be materially adversely affected.

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

    OTHER COMPETITION. In addition to Microsoft, several companies are currently offering Web server software products that compete directly with the Company's Web server products. Organizations offering competing Web server products for the Internet include the Apache (which has the largest measured share of Web servers on the Internet as of July 1996), Microsoft and the NCSA. Unlike Netscape, which charges for its Web server products for the Internet, the Web servers from Apache, Microsoft and NCSA are offered for free. Companies offering competing Web server products for intranets include Microsoft, IBM, Oracle and Novell, among others. Some of these companies are enhancing the functionality of their existing products through their Web server product offerings. In addition to Microsoft's bundling of IIS with its Windows NT Advanced Server, Lotus, a subsidiary of IBM, has developed a Web server based on its popular Notes group software program. Oracle's Web server product works with its large installed base of database software. Companies that offer Web server and client products that are or can be bundled with operating systems or databases are particularly formidable competition in the market for intranet software. The Company also expects competition from companies that offer products competitive with the Company's commercial application products by enabling Web site creation and maintenance and a framework for online commerce. These companies include Open Market, Inc., BroadVision, Inc., Connect, Inc. and Edify Corporation. In the future, software companies which have server products in other product categories may choose to enhance the functionality of existing products or develop new products which are competitive with the Company's Web server and commercial applications products.

    In addition to Microsoft, several companies are currently offering a client-based Web browser that competes directly with the Company's Netscape Navigator product line. NCSA distributes its product, NCSA Mosaic, for free for noncommercial use.

    The Company believes that other operating system vendors may become competitors. Although IBM and Apple have each announced an intention to incorporate Netscape Navigator client software into their operating systems, IBM and Apple are each currently offering competing browsers and may continue to do so. In addition, IBM and Apple may also incorporate some Web server functionality into their operating systems which would compete with the Company's Web server and commercial applications products. The Company also expects Unix operating systems vendors, such as Sun, Hewlett-Packard, IBM, Digital, Santa Cruz and Silicon Graphics, to incorporate Web client and server software into their operating systems. If these companies incorporate Web client or server functionality into their software products and such technology is not licensed from Netscape or is licensed from Netscape at significantly reduced prices, the Company's business, operating results and financial condition could be materially adversely affected.

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

NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

    Substantially all of the Company's revenues have been derived, and substantially all of the Company's future revenues are expected to be derived, from the license of its software and sale of its associated services. Accordingly, broad acceptance of the Company's software products and services by customers is critical to the Company's future success. However, the markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions; therefore, the Company's future success will depend on its ability to design, develop, test and support new software products and enhancements on a timely and cost-effective basis that meet changing customer needs and respond to technological developments and emerging industry standards. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products, such as Netscape SuiteSpot 3.0 and Netscape Communicator 4.0, to market in a timely and cost-effective manner, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. While the Company has addressed the need to develop new products and enhancements primarily through its internal development efforts, the Company has also addressed this need through acquisitions and the license of third party technology. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Licensing of third party technology also involves numerous risks, including product liability claims based on licensed technology, liability for licensed technology which infringes the proprietary rights of others, the potential inability of third party licensors to indemnify the Company for intellectual property infringement claims, the risk that the scope of third party licensor indemnification is not as broad as the indemnification the Company provides to its customers, and the unavailability of similar technology on commercially reasonable terms in the event that the third party technology is unavailable. See "--Uncertain Protection of Intellectual Property; Unisys Patent Enforcement; Challenge to the RSA License; Risks Associated with Licensed Third Party Technology." The failure of the Company's new product development efforts, especially with respect to Netscape SuiteSpot 3.0 or Netscape Communicator 4.0, could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's current products are designed around certain standards, including, for example, security standards, and current and future sales of the Company's products will be dependent, in part, on widespread adoption of such standards by enterprises, consumers, developers and other software providers. Widespread adoption of a standard not supported by Netscape could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, such as Netscape SuiteSpot 3.0 and Netscape Communicator 4.0, or that its new products and enhancements, including Netscape SuiteSpot 3.0 and Netscape Communicator 4.0, will adequately meet the requirements of the marketplace and achieve market acceptance. Further, because the Company has only recently commenced shipment of many of its products, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely and cost-effective manner. If the Company is unable to develop on a timely and cost-effective basis new software products, enhancements to existing products or error corrections, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. See "Products" and "Research and Development."

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

MANAGEMENT OF GROWTH

    The rapid execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company's rapid growth has placed, and its planned growth is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of September 30, 1996, the Company had grown to approximately 1,400 employees from approximately 203 employees on December 31, 1994. In addition, the Company has completed four acquisitions in the last 12 months; assimilating the operations and personnel of such acquired companies has also placed a significant strain on the Company's managerial, operational and financial resources. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Further, the Company is required and will continue to be required to manage multiple relationships among various customers, suppliers, resellers, licensors, strategic partners and other third parties. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's current or future operations or that Company management will be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets, particularly the market for intranet software for the enterprise, and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively or unable to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner, the Company's business, operating results and financial condition will be materially adversely affected. See "Employees."

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

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT

    The Company was incorporated in April 1994, and, although the Company has acquired a number of companies which were incorporated prior to that time, the Company only commenced shipment of its products for intranets and the Internet in December 1994. Accordingly, the Company has a relatively limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their earlier stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, expand its management processes and capabilities and continue to upgrade its technologies and successfully commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company incurred net losses from inception through the quarter ended June 30, 1995. As of September 30, 1996, the Company had an accumulated deficit of $11.0 million. Although the Company has experienced revenue growth in recent periods, historical growth rates will not be sustained and are not indicative of future operating results. There can be no assurance that the Company will sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

EVOLVING DISTRIBUTION CHANNELS

    The Company sells its products directly to end-users and via the Internet. In addition, the Company offers its products indirectly through OEMs, VARs and software retailers. The Company is currently pursuing a strategy which is intended to increase sales through OEMs, VARs and system integrators as a percentage of total revenues, especially in international markets. The Company expects that any material increase in sales through Resellers as a percentage of total revenues, especially any increase in the percentage of sales through OEMs, VARs and system integrators, will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that are typically charged when selling through indirect channels. In recent quarters, sales through indirect channels have increased as a percentage of total revenues, which has adversely impacted average selling prices; however, gross margins to date have not decreased due to the large percentage of sales through OEMs, which have lower associated costs of revenues than other Resellers due to the absence of packaging costs. Other potential adverse consequences of the Company's focus on increasing sales through Resellers are the diversion of management resources and attention from direct sales, which could adversely affect direct sales revenue, and greater revenue fluctuation due to a greater percentage of retail revenue, which tends to fluctuate with product releases and may be subject to seasonality. Moreover, there can be no assurance that the Company will be able to continue to attract and retain Resellers that will be able to market the Company's products effectively, particularly Resellers of intranet software for the enterprise, and will be qualified to provide timely and cost-effective customer support and service. There also can be no assurance that the Company will be able to manage conflicts among its Resellers. In addition, the Company's agreements with Resellers typically do not restrict Resellers from distributing competing products, and in many cases may be terminated by either party without cause. Further, in some cases the Company has granted exclusive distribution rights that are limited by territory and in duration. Consequently, the Company may be adversely affected should any Reseller fail to adequately penetrate its market segment. The inability to recruit, manage or retain important Resellers, particularly Resellers of intranet software for the enterprise, or their inability to penetrate their respective market segments, could materially adversely affect the Company's business, operating results or financial condition. See "Marketing and Distribution."

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

    On August 7, 1995, Netscape received a letter from a law firm purporting to represent Caro-Kann Corporation ("Caro-Kann"), a subsidiary of Cylink Corporation, which is a partner with RSA in Public Key Partners ("PKP"), which partnership purportedly holds certain exclusive licensing rights to certain patents covering the practice of public key cryptography and digital signatures. Caro-Kann alleges that the license agreement between RSA and Netscape relating to certain RSA software conflicts with the rights held by PKP. RSA has advised Netscape that the allegations of Caro-Kann are unfounded. The parties have arbitrated portions of this dispute and currently disagree as to the interpretation of the arbitration ruling. RSA has brought suit in federal court against Cylink over certain patent related claims. Netscape is unable to ascertain the significance of Caro-Kann's allegations or whether or not any decision adverse to RSA in the arbitration or other proceedings may invalidate or otherwise limit the license to Netscape. In Netscape's license agreement with RSA, RSA has agreed to defend and indemnify and hold Netscape harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary rights. Although the Netscape license is fully paid-up, there can be no assurance that the outcome of this matter would not lead to royalty obligations. Many of the Company's products incorporate data encryption and server authentication technology licensed from RSA.

    The Company also relies on certain other technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in product shipments could materially adversely affect the Company's business, operating results or financial condition. Moreover, although the Company is generally indemnified by the third parties against claims that the third parties' technology infringes the proprietary rights of others, such indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and in some cases the geographical scope of such indemnification is limited. The result is that the indemnity that the Company receives against such claims is often less broad than the indemnity that the Company provides to its customers. Even in cases in which the indemnity that the Company receives from a third party licensor is as broad as the indemnity that the Company provides to its customers, often the third party licensors from whom the Company would be receiving indemnity are not well-capitalized and may not be able to indemnify the Company in the event that such third party technology infringes the proprietary rights of others. Accordingly, the Company could have substantial exposure in the event that technology licensed from a third party infringes another party's proprietary rights. The Company currently does not have any liability insurance to protect against the risk that licensed third party technology infringes the proprietary rights of others. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology, and claims for indemnification from the Company's customers resulting from such infringement claims will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or successful assertion of such claims, the Company would incur significant costs and the diversion of resources with respect to the defense thereof, in addition to potential product redevelopment costs and delays, all of which could have a material adverse effect on the Company's business, financial condition or results of operations. See "Proprietary Rights."

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

    The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel, especially software developers. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on the Company's business, operating results or financial condition. See "Employees."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

    International revenues (sales outside of North America) were approximately 17% and 28% of total revenues for the year ended December 31, 1995 and the nine months ended September 30, 1996, respectively. A key component of the Company's strategy is its continued expansion into international markets. To date, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally, and the Company is currently incurring, and expects to continue to incur, significant costs in developing, marketing and distributing localized versions. If the international revenues are not adequate to offset the expense of establishing and maintaining foreign operations and the costs of localizing the Company's products, the Company's business, operating results or financial condition could be materially adversely affected. There can be no assurance that the Company will be able to successfully market, sell and deliver its products in foreign markets. In addition to the uncertainty as to the Company's ability to continue to generate revenues from its foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, export and import controls relating to encryption technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. See "Marketing and Distribution--International."

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

ADVERTISING EXPENSES

    The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expenses for 1995, 1994, and 1993 were $2,714,000, $69,000, and $70,000, respectively.

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

    The Company assumed the InSoft, Inc. 1993 Stock Option Plan which provides for the granting of incentive stock options and nonqualified stock options to certain officers, key employees, consultants and directors of InSoft. The options entitle the holders to purchase shares of common stock within one to ten years from the date of grant at options prices equal to the fair market value as determined by the Board of Directors at the date of grant. In connection with the business combination with InSoft described in Note 2, Netscape assumed all of the outstanding stock options of InSoft (adjusted for the merger exchange

                      NETSCAPE COMMUNICATIONS CORPORATION

7. STOCKHOLDERS' EQUITY (CONTINUED)
ratio). 247,851 shares of Netscape common stock have been reserved for issuance upon the exercise of options assumed in connection with the business combination with InSoft. The Insoft, Inc. 1993 Stock Option Plan was terminated in April 1996 and no further options will be granted under this plan.

    A summary of activity under all plans including options assumed by Netscape as a result of the business combinations with Collabra and InSoft (adjusted for the respective merger exchange ratios) is as follows:

                                                                  OPTIONS OUTSTANDING
                                              SHARES      ------------------------------------
                                           AVAILABLE FOR    NUMBER OF
                                               GRANT         SHARES         PRICE PER SHARE
                                           -------------  -------------  ---------------------
Balance at December 31, 1992.............       --             --                 --
Shares reserved..........................        926,237       --                 --
Options granted..........................       (177,104)       177,104          $0.22
Options canceled.........................       --             --                 --
Options exercised........................       --             --                 --
                                           -------------  -------------  ---------------------
Balance at December 31, 1993.............        749,133        177,104          $0.22
Shares reserved..........................     24,773,344       --                 --
Options granted..........................    (12,920,605)    12,920,605    $0.0003 - $7.2900
Options canceled.........................        600,000       (600,000)        $0.0188
Options exercised........................       --           (8,302,000)   $0.0003 - $0.0563
                                           -------------  -------------  ---------------------
Balance at December 31, 1994.............     13,201,872      4,195,709    $0.0188 - $7.2900
Shares reserved..........................      9,200,000       --                 --
Options granted..........................    (16,375,004)    16,375,004   $0.0563 - $69.7500
Options canceled.........................        484,400       (484,400)  $0.0188 - $49.5000
Options exercised........................       --          (14,155,656)   $0.0188 - $4.8000
                                           -------------  -------------  ---------------------
Balance at December 31, 1995.............      6,511,268      5,930,657   $0.0563 - $69.7500
                                           -------------  -------------  ---------------------
                                           -------------  -------------  ---------------------

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

10. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

    The Company conducts its business within one industry segment. The Company's export sales (i.e. sales to unaffiliated customers outside of the U.S. by the U.S. operation) were approximately $17,254,000 (48% to Europe, 23% to the Far East and 29% to other international locations) for the year ended December 31, 1995 and were immaterial in the year ended December 31, 1994. International revenues (sales outside of North America) were approximately 17% of total revenues (10% to Europe, and 7% to the Far East) in the year ended December 31, 1995 and were immaterial in the year ended December 31, 1994.

                      NETSCAPE COMMUNICATIONS CORPORATION

10. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
    For the year ended December 31, 1995, Ventana Communications Inc., the Company's exclusive domestic retail distributor, accounted for 10% of total revenues. Burlington Coat Factory accounted for 12% of total revenues for the year ended December 31, 1994 and AT&T accounted for 12% of total revenues for the year ended December 31, 1993.

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

    In particular, the Company's client software competes with free client software distributed by online service providers, Internet access providers and others. In addition, computer operating systems companies, notably Microsoft, bundle client software with their operating systems at little or no additional cost to users, which may cause the price of the Company's client products to decline. The Company announced significant price reductions in its server product line during the quarter ended December 31, 1995 and announced further price reductions in its server product line in March 1996. Moreover, continued market acceptance of the Company's server and commercial applications software products is substantially dependent upon the adoption of the Internet and intranets for commerce and communications. The adoption of the Internet or intranets for commerce and communications, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce and communication, generally requires the acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make some or all of their existing information systems technology, software and systems obsolete. In

                      NETSCAPE COMMUNICATIONS CORPORATION

11. CONCENTRATION AND OTHER RISKS (CONTINUED) addition, there can be no assurance that individual PC users in business or at home will adopt or, if adopted, continue to use the Internet or intranets for online commerce or communication.

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

    (a) The following documents are filed as part of this Form 10-K/A Amendment No. 3:

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

           Supplemental Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995

           Supplemental Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1995

           Supplemental Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995

           Supplemental Notes to Consolidated Financial Statements

       2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of the Company for each of the years ended December 31, 1995 and 1994 and for the period from inception (February 9, 1993) to December 31, 1993 is filed as part of this Form 10-K/A Amendment No. 3 and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

               Schedule II -- Valuation and Qualifying Accounts (previously filed with the Form 10-K)

       In addition to the information set forth above, the following supplemental financial statement schedule of the Company for each of the three years in the period ended December 31, 1995 is filed as part of this Form 10-K/A Amendment No. 3 and should be read in conjunction with the Supplemental Consolidated Financial Statements, and related notes thereto, of the Company.

               Schedule II -- Supplemental Valuation and Qualifying Accounts

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. (CONTINUED)
           Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

       3. EXHIBITS: The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K/A Amendment No. 3.

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

           InSoft, Inc. Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995 and for the three months ended March 31, 1996 (unaudited).

           Notes to Financial Statements.

    (c) EXHIBITS. See Item 14(a) above.

    (d) FINANCIAL STATEMENT SCHEDULES. See Item 14(a) above.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 3 to be signed on its behalf by the undersigned, thereunto duly authorized, on November 25, 1996.

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

11.2       Supplemental statement of computation of earnings per share (which was previously filed as Exhibit 11.2 to the Registrant's 1995 10-K Amendment No. 2).

13.1       Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1995 expressly incorporated by reference herein.

21.1       Subsidiaries of the Registrant (which was previously filed as Exhibit 21.1 to the Registrant's 1995
             10-K Amendment No. 2).

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