Form 10-K
period 1996-12-31
NETSCAPE COMMUNICATIONS CORP
filed 1997-03-28
CIK 944458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

/X/

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                        Commission File Number: 0-26310
                      NETSCAPE COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

         DELAWARE                 94-3200270
      (State or other          (I.R.S. Employer
      jurisdiction of         Identification No.)
     incorporation or
       organization)

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

                  __COMMON STOCK, PAR VALUE $.0001 PER SHARE__
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/

  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 17, 1997, there were 88,213,535 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 17, 1997) was approximately $1,327,268,690. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Also, certain

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
sections of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 30, 1997 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT NETSCAPE'S INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY NETSCAPE'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN UNDER "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" ON PAGES 27 THROUGH 42, AS WELL AS THOSE NOTED IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE. PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY LANGUAGE IN THE SECTIONS ENTITLED "PLANNED PRODUCTS AND RELEASES" AND "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION--PRODUCT INTRODUCTIONS AND TRANSITIONS." UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 1. BUSINESS.

OVERVIEW

    Netscape Communications Corporation ("Netscape" or the "Company") is a leading provider of open software for linking people and information over intranets and the Internet. Netscape develops, markets and supports a broad suite of enterprise server and client software, development tools and commercial applications to create a single shared communications platform for network-based solutions. Netscape software is based on industry standard protocols and therefore can be deployed across a variety of computer operating systems, platforms and databases and can be interconnected with traditional client/ server applications. Using Netscape solutions, organizations can extend their internal information systems and applications to geographically dispersed facilities as well as to third party partners and customers. In addition, Netscape's products allow individuals and organizations to access information and to execute transactions across the Internet such as the buying and selling of information, software, and other merchandise.

    Netscape released its first product, Navigator 1.0, in December 1994, which offered an easy to use graphical user interface for browsing the World Wide Web (the "Web"). Since that time, the Company has become increasingly focused on offering user and network services for use in intranet applications, including features with email and graphics. The Company currently offers a broad suite of software products and tools, targeted primarily at corporate intranets, for use in a variety of information sharing, network management and commerce-enabling applications.

    To reach a diverse and worldwide customer base, Netscape delivers its suite of products and services through multiple distribution channels. The Company offers its products via a direct sales force, telesales, and the Internet as well as through resellers such as original equipment manufacturers ("OEMs"), value-added resellers (together with systems integrators referred to herein as "VARs") and software retailers (collectively, "Resellers"). To accelerate the market acceptance of the Company's products, Netscape has entered into reseller agreements with leading telecommunications and technology companies with complementary resources. These companies include, among others, Apple Computer, Inc. ("Apple"), Compaq Computer Corporation ("Compaq"), Digital Equipment Corporation ("Digital"), Hewlett-Packard Company ("Hewlett-Packard"), International Business Machines Corporation ("IBM"), Informix

Software, Inc. ("Informix"), Novell, Inc. ("Novell"), Olivetti SPA ("Olivetti"), Siemens AG ("Siemens"), Silicon Graphics, Inc. ("Silicon Graphics"), Sybase, Inc. ("Sybase") and Sun Microsystems, Inc. ("Sun").

    Netscape was incorporated in Delaware in April 1994, and in April 1996 acquired InSoft, Inc., which was incorporated in September 1991. Netscape's home page can be located on the Web at http:// home.netscape.com. The Company's principal executive office is located at 501 East Middlefield Road, Mountain View, California 94043, and its telephone number at this location is (415) 254-1900. Netscape's common stock is listed on the Nasdaq National Market under the symbol "NSCP." Except as otherwise noted herein, all references to "Netscape" or the "Company" shall mean Netscape Communications Corporation and its subsidiaries.

RECENT DEVELOPMENTS

    BOARD OF DIRECTORS

    In January 1997, Eric A. Benhamou, Chairman, President and Chief Executive Officer of 3Com Corporation, was appointed to the Company's Board of Directors and will serve as a Class I director.

    NEW PRODUCTS

    In October 1996, the Company introduced Netscape SuiteSpot 3.0 and Netscape Communicator, are expected to be commercially available in the second quarter of 1997. See "Planned Products and Releases." In addition, to provide further support for its developer and customer community, the Company announced Netscape SuiteTools, a comprehensive family of tools for developing and managing intranet applications, interactive content and Web sites with Netscape's Open Network Environment ("Netscape ONE").

    BUSINESS COMBINATIONS AND JOINT VENTURES

    In March 1997, the Company entered into an agreement to enter into a joint venture with Novell subject to required governmental approvals, to deliver a broad range of intranet solutions on current and future Novell platforms. In addition, the Company entered into other business combinations and joint ventures in 1996. See "Business Combinations and Joint Ventures."

PLANNED PRODUCTS AND RELEASES

    In October 1996, the Company announced a matched server/client solution focused on the intranet market as an upgrade and extension of its server and client products. Netscape SuiteSpot 3.0, an upgrade to Netscape SuiteSpot 2.0 that is planned to be commercially available in the second quarter of 1997, is designed to be an integrated suite of server software that offers advanced messaging and groupware functionality, provides an open foundation for the creation of network-based applications and enables flexible content management. Netscape Communicator, an upgrade to Netscape Navigator that is planned to be commercially available in the second quarter of 1997, is designed to be a componentized suite of client software for open HTML-based email, groupware, authoring, calendaring and Web browsing. Together, the Netscape SuiteSpot 3.0 and Netscape Communicator solution are designed to offer a matched feature approach enabling organizations to use email, groupware and other enterprise applications across an open network.

    Netscape SuiteSpot 3.0 and Netscape Communicator, unlike current Netscape products, are designed primarily for email, groupware and other enterprise applications across an open network and represent a significant product transition for the Company. Therefore, particular attention should be paid to "Factors Affecting the Company's Business, Operating Results and Financial Condition--Product Introductions and Transitions."

    NETSCAPE SUITESPOT 3.0.

    The Company's next-generation server software suite will be comprised of ten server and tool products for building corporate intranets. Together with the announced Netscape Communicator client, Netscape SuiteSpot 3.0 is expected to provide enterprise customers with an integrated solution for building and maintaining Web sites, open email, publishing and groupware solutions on intranets. In addition, Netscape SuiteSpot 3.0 is designed to support the Netscape ONE framework that allows developers to build cross-platform, network-based applications. Netscape SuiteSpot 3.0 is planned to be commercially available in the second quarter of 1997. Below is a description of each server and tool that collectively comprise Netscape SuiteSpot 3.0.

    NETSCAPE ENTERPRISE SERVER 3.0. This enterprise server is designed to be the platform that will enable users to share, locate and publish information. Among the features the Company plans to include are the ability to manage documents in a variety of formats, including Microsoft Office and Adobe PDF, full-text search capability, agent technology, custom views, access controls and document control with versioning. Netscape Enterprise Server 3.0, an upgrade of Netscape's currently shipping Enterprise Server 2.0 is currently available in public beta version and is planned to be commercially released as a standalone product in the second quarter of 1997.

    NETSCAPE MESSAGING SERVER 3.0. This server is designed to expand its native support of Internet standards and is designed to extend beyond a traditional client/server messaging architecture through interoperability with native Internet and proprietary LAN-based mail systems. Among the features the Company plans to include are LDAP directory services support, offline and mobile user support, tools for migration from proprietary messaging solutions and IMAP4 and POP3 support. Netscape Messaging Server 3.0, an upgrade to Netscape Mail Server 2.0, is currently available in public beta version and is planned to be commercially released as a standalone product in the second quarter of 1997.

    NETSCAPE COLLABRA SERVER 3.0. This open discussion server is designed to allow group-to-group collaboration and knowledge-sharing among teams both inside and outside an organization. Among the features the Company plans to include are support for full-text search across all discussion forums, enhanced encryption, single point administration and advanced replication capabilities. Netscape Collabra Server 3.0, an upgrade to Netscape Collabra Server 2.1, is currently available in public beta version and is planned to be commercially released as a standalone product in the second quarter of 1997.

    NETSCAPE CALENDAR SERVER 1.0. This server is designed to be the open standards-based server for calendaring and scheduling across the enterprise. Among the features the Company plans to include are access controls to protect data and enterprise scalability. Netscape Calendar Server 1.0 is currently commercially available.

    NETSCAPE MEDIA SERVER 1.0. This server is designed to be the audio broadcasting and publishing extension to the Netscape Enterprise Server. Among the features the Company plans to include are the ability to deliver audio across a TCP/IP network, integration of audio with text and graphics and support for industry-standard protocols and file formats including RTSP. Netscape Media Server 1.0 is currently commercially available.

    NETSCAPE CATALOG SERVER 1.0. This is the automated search and discovery server for creating, managing and maintaining an online catalog of files residing on enterprise intranets and the Internet. This server features an automated catalog that is easy to manage and customize with the ability to catalog in multiple file formats. Netscape Catalog Server 1.0 is currently commercially available.

    NETSCAPE DIRECTORY SERVER 1.0. This is the server for managing "white pages" information such as names, email addresses, phone numbers and certificates. Its features include universal access to directory information through LDAP, support for distributed searches, replication capabilities and safeguarding of directory information using both access control lists and SSL. Netscape Directory Server 1.0 is currently commercially available.

    NETSCAPE CERTIFICATE SERVER 1.0. This server enables organizations to issue, sign and manage public-key certificates. Its features include single user login, SSL support and software signing using the industry-standard RSA digital signature algorithm. Netscape Certificate Server 1.0 is currently commercially available.

    NETSCAPE PROXY SERVER 2.5. This server is designed to replicate and filter access to content on an intranet or the Internet. Among the features the Company plans to include are access and control points for encrypted traffic, automatic proxy configuration and replication on demand and on command. Netscape Proxy Server 2.5, an upgrade to Netscape Proxy Server 2.0, is currently available in public beta version and is planned to be commercially released as a standalone product in the second quarter of 1997.

    NETSCAPELIVEWIRE/NETSCAPE LIVEWIRE PRO. These are visual tools suites designed for managing Web sites and creating online applications. Features include the ability to create and import Web page content with a site downloader, a JavaScript compiler and interoperability with Oracle, Informix, Sybase and ODBC databases. Both Netscape LiveWire 1.01 and LiveWire Pro 1.01 are currently commercially available.

    NETSCAPE COMMUNICATOR

    The Company's next generation client product, Netscape Communicator, will aggregate a set of features for the user to share and access information on intranets or the Internet. Additionally, the Company announced the Netscape Communicator Professional Edition, which is expected to include calendaring and centralized management capabilities. The Netscape Communicator and Netscape Communicator Professional Edition are currently available in public beta version and are planned to be commercially released in the second quarter of 1997. Below is a description of each component that collectively comprise the Netscape Communicator.

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

    NETSCAPE MESSENGER. This component is designed to enable corporate email built on open standards. Among the features to be included are integration with Netscape Composer to create HTML mail with embedded objects and images, S/MIME encrypted and digitally signed messages, LDAP Internet-wide directory technology, additional support for IMAP4, POP3 and SMTP/MIME, message filters, an integrated spelling checker, hierarchical folders and search capabilities. Netscape Messenger will be an extension of the mail functionality in Netscape Navigator 3.0.

    NETSCAPE COLLABRA. This component is designed to enable enterprise discussion groups based on Internet standards. Among the features the Company plans to include are NNTP support for threaded discussion groups, HTML content, forum names for discussions, access controls for private discussions, searching across all forums and offline reading and posting.

    NETSCAPE COMPOSER. This component is designed to be an HTML editor for Web pages, email and discussion groups. Among the features the Company plans to include are one-button publishing, formatting which includes fonts and styles, drag-and-drop images, an extensible editor plug-in API and FTP and

HTTP publishing support. Netscape Composer is designed to be an extension of the authoring functionality in Netscape Navigator Gold.

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

    THE FOREGOING SECTION CONTAINS FORWARDING-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, REGARDING THE COMPANY'S PLANNED PRODUCTS AND ENHANCEMENTS, INCLUDING FORWARD-LOOKING STATEMENTS REGARDING PLANNED FEATURES AND PLANNED RELEASE DATES. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "DESIGNS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS IN THE FOREGOING SECTION, PARTICULARLY THOSE WITH RESPECT TO PLANNED RELEASE DATES AND PLANNED FEATURES. THE RESULTS ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS DIFFERENT RISKS AND UNCERTAINTIES AS SET FORTH IN "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION," SPECIFICALLY THE FACTORS ENTITLED "PRODUCT INTRODUCTIONS AND TRANSITIONS" AND "NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE." FOR EXAMPLE, THE COMPANY'S ABILITY TO RELEASE SUCH PLANNED PRODUCTS AND ENHANCEMENTS WITH THEIR PLANNED FEATURES IN A TIMELY AND COST-EFFECTIVE MANNER, OR AT ALL, COULD BE MATERIALLY ADVERSELY AFFECTED BY ANY TECHNICAL OR OTHER PROBLEMS IN, OR DIFFICULTIES WITH, SUCH PLANNED PRODUCTS OR ENHANCEMENTS, THIRD PARTY PRODUCTS OR TECHNOLOGIES WHICH RENDER THE COMPANY'S PLANNED PRODUCTS AND ENHANCEMENTS OBSOLETE, THE UNAVAILABILITY OF REQUIRED THIRD PARTY TECHNOLOGY LICENSES ON COMMERCIALLY REASONABLE TERMS, THE LOSS OF KEY RESEARCH AND DEVELOPMENT PERSONNEL, THE INABILITY OR FAILURE TO RECRUIT AND RETAIN ADDITIONAL QUALIFIED RESEARCH AND DEVELOPMENT PERSONNEL, OR THE ADOPTION OF COMPETING STANDARDS.

    RECENT PRICING AND SUPPORT ANNOUNCEMENTS

    In conjunction with the announcement of the Company's matched server and client solution, the Company announced a new pricing program that reflects the enterprise scalability of the Company's products. The Company's new pricing program will make its Netscape SuiteSpot 3.0 and Netscape Communicator products available on a per seat basis. In addition, the Netscape Messaging, Netscape Collabra, Netscape Directory and Netscape Calendar servers will be available as standalone products with a certain number of client access licenses ("CALs"). As customers increase the number of users to prescribed levels, additional incremental license charges will apply, subject to volume and other discounts. This pricing model is noted in the table below.

                        NETSCAPE ENTERPRISE LICENSE FEES
                 ----------------------------------------------

PRODUCT                                                         PRICE/USER*
Netscape SuiteSpot                                                  $69
Netscape SuiteSpot +
Netscape Communicator                                              $104**
Netscape SuiteSpot +
Netscape Communicator Professional Ed.                              $119

                  * Price includes software, CALs, support, and 1 year subscription. Minimum user-level is 500.

                  **  Reflects most recent pricing announcement in February
    1997.

    In February 1997, the Company announced revised pricing and support initiatives for the enterprise market. In particular, the Company announced its five-tiered support program to deliver a level of support that matches the needs of various sized organizations. In addition, the Company increased the per user charge for Netscape Communicator and Netscape SuiteSpot 3.0 from $99 to $104, and the Company raised the overall price of Netscape SuiteSpot 3.0 from $3,995 to $4,995 and enterprise server standalone from $995 to $1,295. These pricing charges will be effective April 1, 1997.

    The Company's server and client product lines account for the vast majority of the Company's total revenues. The Company has in the past changed, and may in the future change, the pricing of its products. The pricing changes announced in February 1997 and October 1996 and any future pricing changes could materially adversely affect sales of the Company's products and consequently materially adversely affect the Company's business, operating results and financial condition.

PRODUCTS

    The Company is a leading provider of open software for linking people and information over intranets and the Internet. Netscape develops, markets and supports a broad suite of enterprise server and client software, development tools and commercial applications to create a single shared communications platform for network-based solutions. Netscape software is based on industry standard protocols and therefore can be deployed across a variety of computer operating systems, platforms and databases and can be interconnected with traditional client/server applications. Using Netscape solutions, organizations can extend their internal information systems and applications to geographically dispersed facilities as well as to third party partners and customers. In addition, Netscape's products allow individuals and organizations to access information and to execute transactions across the Internet such as the buying and selling of information, software, and other merchandise.

    In addition to the products discussed above under "Planned Products and Releases," Netscape's product line currently includes the following products:

    NETSCAPE NAVIGATOR CLIENT SOFTWARE

    Netscape Navigator features a point-and-click graphical user interface that enables users to navigate the Internet's vast array of networked resources as well as to exchange information and participate in commerce on the Internet. Netscape Navigator brings Web exploring, email, newsgroups, chat and FTP together in an integrated package designed to be easy to use and learn. In addition, Netscape Navigator provides a platform for live online applications, supporting Live Objects and other interactive multimedia content such as Java applets, frames and Netscape online plug-ins. The Company currently offers three versions of its Netscape Navigator client software and a product bundle of add-on features that work in conjunction with Netscape Navigator.

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

    Licenses of Netscape Navigator and related client products accounted for 57.1% of the Company's total revenues in the year ended December 31, 1996.

    NETSCAPE SERVER SOFTWARE

    Netscape server products combine encryption features, intuitive graphical administration, high performance and adherence to standards to enable communications and electronic commerce over the Internet and intranets. These products can either be used independently for implementing and operating Web server sites, email or newsgroups, or they can be integrated to provide a seamless, high performance TCP/IP-based communication solution, as well as provide a platform to create next-generation, live, online applications.

    Netscape markets its servers individually and collectively through the Netscape SuiteSpot server bundle. Netscape SuiteSpot is a flexible suite of up to five integrated servers which enables business workgroups to communicate and collaborate utilizing open Internet standards, thereby providing the basis for a client/server workgroup environment.

    NETSCAPE FASTTRACK SERVER. The Netscape FastTrack Server is an easy to use, entry level Web server that enables non-programmers to create and manage a Web site. It is designed to be a complete solution for creating and managing Web sites on the Internet and intranets. The Netscape FastTrack Server is an open platform for publishing traditional Internet documents as well as developing and deploying live network-centric and media-rich applications. The Netscape FastTrack Server enables end-users to install an Internet site. The installation wizard automatically detects system configuration information to assist the user in optimizing server performance. The server also includes an editor for HTML documents, forms and applications, and supports one-button publishing. The Netscape FastTrack Server also offers encryption features to restrict access to server resources (such as applications, documents and administrative tools), as well as to encrypt the information that flows between the server and client. Flexible access control allows users to select which resources to protect. While the Netscape FastTrack Server is the only server not shipping in Netscape SuiteSpot, it is designed to be easily upgradeable to the Netscape Enterprise Server.

    NETSCAPE SUITESPOT 2.0

    Netscape SuiteSpot 2.0 includes Netscape LiveWire Pro for creating live online applications and Web sites plus the choice of any five of the following servers:

    NETSCAPE ENTERPRISE SERVER. This server is a high-performance Web server for creating, managing and intelligently distributing information throughout an enterprise or across the Internet. It is an open platform for developing and serving live, online applications using next-generation development tools based on the Java and JavaScript programming languages. It includes full-text and database search capabilities, enterprise-wide management and control features, and tools for creating and maintaining data.

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

    NETSCAPE MESSAGING SERVER. This server is server software that enables the transport of email and messages within an intranet and over the Internet. The Netscape Mail Server complies with HTML and other standard document formats and is designed to make installation and integration easy for the user.

    NETSCAPE CALENDAR SERVER. This server is designed to be an open standards-based server for calendaring and scheduling across the enterprise. Among the features included are access controls to protect data and enterprise scalability.

    NETSCAPE MEDIA SERVER. This server is designed to be the audio broadcasting and publishing extension to the Netscape Enterprise Server. Among the features included are the ability to deliver audio across a TCP/IP network, integration of audio with text and graphics and support for industry-standard protocols and file formats including RTSP.

    NETSCAPE PROXY SERVER. This server is server software designed to improve the performance and security of communications across a TCP/IP network. Performance is improved because the server stores frequently-accessed pages locally. Security is enhanced because the server provides encrypted communications through a firewall onto the Internet.

    NETSCAPE CATALOG SERVER. This server is a new class of server software that automatically builds and maintains a common directory of resources, cataloging and indexing information so users can locate and access it quickly, regardless of where the information is stored on intranets. It can also be configured to catalog selected resources on the Web. The server is designed to be efficient, automated, open, customizable and cross-platform, enabling companies to deploy it network-wide across different brands of operating systems and Web servers.

    NETSCAPE DIRECTORY SERVER. This server manages "white pages" information such as names, email addresses, phone numbers and certificates. Its features include universal access to directory information through LDAP, support for distributed searches, replication capabilities and safeguarding of directory information using both access control lists and SSL.

    NETSCAPE CERTIFICATE SERVER. This server enables organizations to issue, sign and manage public-key certificates. Its features include single user login, SSL support and software signing using the industry-standard RSA digital signature algorithm.

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

    NETSCAPE COMMERCE PLATFORM. The Netscape Commerce Platform is comprised of two major components the Netscape SuiteSpot line of software and the Netscape Commerce Extensions (such as Netscape LivePayment) that allow developers and businesses to create a customized commerce environment. The Netscape Commerce Platform provides a server/client system that scales seamlessly between workgroups, across an intranet as well as the Internet.

    Licenses of the Company's server and commercial applications software accounted for 27.0% of the Company's total revenues in the year ended December 31, 1996.

    DEVELOPMENT TOOLS

    Netscape's development tools are designed to allow developers to efficiently create and manage live online applications that combine rich multimedia content with application logic and database connectivity. These applications can take advantage of many multimedia datatypes, such as Adobe Acrobat files, Macromedia Director movies, Progressive Networks' RealAudio real-time audio, Apple QuickTime and QuickTime VR movies, and VRML and SGML documents. They also incorporate application logic consisting of Java applets and Netscape JavaScripts, and connections to enterprise-class SQL databases. The resulting live online applications operate on a variety of processors and operating systems together with Netscape client and server software.

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

NETSCAPE ONE

    In July 1996, Netscape announced the creation of its Netscape ONE, which provides a framework for developers to build cross-platform, network-based applications. Netscape ONE is intended to promote a standards-based approach to managing distributed objects on the network and to serve as an alternative to platform-specific application development. Netscape ONE incorporates technologies such as Java Script 1.1, HTTP and HTML, among others, and, in combination with CORBA, permits developers to write distributed applications and integrate information systems running on a broad range of operating systems.

NETSCAPE APPFOUNDRY

    In September 1996, Netscape announced the AppFoundry Program to demonstrate applications developed using the Netscape ONE framework. These applications can be deployed and customized by an enterprise, and demonstrate the speed at which applications can be built using an open Internet-standard platform. Applications include programs for internal purchasing, travel and expense reporting, job posting and applicant processing and sales trend analysis. The combination of Netscape ONE and AppFoundry create an environment where the enterprise customer can enable communication and share information and applications within its own departments as well as with its third party partners and customers through a single common intranet infrastructure.

PRODUCT INTRODUCTIONS AND TRANSITIONS

    The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. In October 1996, the Company introduced Netscape SuiteSpot 3.0 and Netscape Communicator. Although some individual components of Netscape SuiteSpot 3.0 are currently available, Netscape SuiteSpot 3.0 and Netscape Communicator are not expected to be commercially available until the second quarter of 1997. These new products, unlike current Netscape products, are designed primarily for email, groupware and other enterprise applications across an open network, and represent a significant product transition for the Company. There are several risks inherent in such a product transition:

    POSSIBLE DEFERRAL OF PURCHASES; POSSIBLE DELAY IN COMMERCIAL AVAILABILITY; POSSIBLE PRODUCT DEFECTS. In the near term, the Company's revenues may be materially adversely affected as prospective customers defer purchases of the Company's current products in anticipation of the commercial release of the new products. Furthermore, the Company has in the past experienced delays in the commercial availability of new products, and there can be no assurance that Netscape SuiteSpot 3.0 and Netscape Communicator will be commercially available in the second quarter of 1997, particularly since the software in these products is more complex than the Company's previous products, needs extensive testing to ensure compatibility with a variety of other software programs, and needs debugging prior to commercial release. Delays in the commencement of commercial shipment of Netscape SuiteSpot 3.0 or Netscape Communicator may result in customer dissatisfaction and delay or loss of revenues. In addition, software products as complex as those offered by the Company frequently contain errors or bugs, especially when first made commercially available. Although the Company conducts extensive product testing, the Company has in the past released products that contain such defects. Therefore, there can be no assurance that, despite testing by the Company and by current and potential customers, errors or bugs will not be discovered after the new products are installed and used by customers, which could result in delay or loss of revenue, delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have material adverse effect upon the Company's business, operating results or financial condition.

    NO ASSURANCE OF MARKET ACCEPTANCE. Even if Netscape SuiteSpot 3.0 and Netscape Communicator are commercially available in the second quarter of 1997, there can be no assurance that these products will achieve market acceptance and become widely adopted. The market for intranet software has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and collaboration over enterprise networks. As is typical in the case of a new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is young and has few proven products. Moreover, Netscape does not have the name recognition in the enterprise software market that most of its competitors have and has limited experience, relative to its competitors, in selling to this market. Market acceptance of Netscape SuiteSpot
3.0 and Netscape Communicator could also be limited by how the Company prices these products.

    NEED TO EXECUTE NEW AND DIFFICULT TYPE OF SALE. In order for Netscape SuiteSpot 3.0 and Netscape Communicator to achieve market acceptance, the Company will need to successfully execute a different type of sale than it has historically executed and adjust to longer sales cycles. Sales of Netscape SuiteSpot 3.0 and Netscape Communicator are expected to be made predominantly to companies, institutions and government entities. These types of customers generally commit significant resources to an evaluation of enterprise software and require the vendor to expend substantial time, effort and money educating them about the value of the vendor's solution. As a result, sales to these types of customers generally require an extensive sales effort throughout the organization, and often require final approval by an executive officer or senior level employee. The Company will likely experience delays following initial contact with a prospective customer and expend substantial funds and management effort in connection with these sales. The Company has very little experience with these types of sales, and there can be no assurance that the Company will be able to successfully execute such sales. In order to successfully accomplish these new, difficult and lengthy sales, the Company will be required to expand its direct sales force, extensively train its sales personnel, invest greater resources in the sales effort and educate the indirect channels. There can be no assurance that the Company will be able to accomplish any of the foregoing on a timely and cost-effective basis, and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. The Company will need to add trained, technical personnel to help it implement the Netscape SuiteSpot 3.0 and Netscape Communicator solutions for its enterprise customers. Personnel with the sufficient level of expertise and experience for these positions are in great demand, and there can be no assurance that the Company will be able to hire and retain a sufficient number of qualified personnel for these purposes, and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

    FLUCTUATIONS IN OPERATING RESULTS FROM ENTERPRISE SOFTWARE SALES. Revenue from sales of Netscape SuiteSpot 3.0 and Netscape Communicator are expected to fluctuate substantially from quarter to quarter as a result of the timing of significant orders. Moreover, because, as discussed above, the procurement process of the Company's customers may take a significant amount of time from initial contact to order placement and may involve competing capital budget considerations, sales of the Company's new enterprise software products will be difficult to predict. If single, large sales of enterprise software products become a larger percentage of revenue, as the Company anticipates may happen, the loss or deferral of one or more significant sales could have a material adverse impact on quarterly results of operations, particularly if there are significant sales and marketing expenses associated with the deferred sale. While the Company attempts to pursue multiple enterprise software sales opportunities at any given time, there can be no assurance that the Company will not experience fluctuations in revenue.

    The Company's revenues are also likely to fluctuate due to factors which impact the organizations that are likely to be prospective customers of the Company's enterprise software products. Expenditures by these organizations tend to vary in cycles that reflect overall economic conditions and budgeting and buying patterns of these organizations. The Company's business would be adversely affected by a decline in the economic prospects of its customers or the economy generally, which could alter current or prospective customers' capital spending priorities or budget cycles or extend the Company's sales cycle with respect to certain customers. In addition, many large organizations defer capital expenditures beyond the first quarter, meaning that the Company may realize lower revenue from enterprise software sales in the first quarter than in later quarters of the year. For these reasons, among others, there can be no assurance that the Company will be able to maintain profitability on a quarter-to-quarter basis.

    COMPETITION; MANAGEMENT OF GROWTH. With the introduction of Netscape SuiteSpot 3.0 and Netscape Communicator, the Company will face new competition from providers of enterprise software, most of whom have longer operating histories, larger installed customer bases, existing relationships with prospective enterprise customers and significantly greater financial, technical, marketing, public relations and distribution resources than the Company. The Company's future success will depend to a large degree upon its ability to address the increasingly sophisticated needs of its customers in the face of such intense competition, and there can be no assurance that the Company will be able to compete successfully in this market, particularly given the advantages many of its competitors have. See "Competition." In addition, expansion of the Company's product line will require more management attention. This may place a significant strain on the Company's management and operations. The Company's inability to effectively compete or manage its expanding product line would have a material adverse effect on the Company's business, results of operations and financial condition.

SECURITY RISKS

    The Company has included in its products security protocols which operate in conjunction with encryption and authentication technology licensed from RSA Data Security Inc. ("RSA"). Despite the existence of these technologies, the Company's products have been found to be vulnerable to break-ins and similar disruptive problems caused by Internet users. In the last two years, there have been several instances in which weaknesses or vulnerabilities in the Company's security implementation were discovered. In each instance in which a vulnerability or weakness was discovered and verified in the Company's security implementation, the Company attempted to address the vulnerability or weakness by making the various design changes in its security and reviewing those changes both internally and with a broad set of outside industry experts. The design changes appear to have resolved known security vulnerabilities and weaknesses in the Company's products.

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

    Despite the Company's attempts to address the vulnerabilities and weaknesses in its security implementation, the Company's products and licensed technology incorporated in such products may continue to be vulnerable to break-ins and similar disruptive problems caused by Internet users. Further, as is generally known, weaknesses in the environment in which Netscape products are used may compromise the security of confidential electronic information exchanges across the Internet. This includes, but is not limited to, the security of the physical network, security of the physical machines used for the information transfer and the security of the operating system on top of which the Netscape products are running. Any such flaws in the Internet or the end-user environment, or weaknesses or vulnerabilities in the Company's products or licensed technology incorporated in such products, would jeopardize the security of confidential information sent over the Internet using Netscape software, such as credit card numbers and email, and might enable others to dismantle the special security techniques meant to protect such transactions.

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

    NETSCAPE HELP DESK SUPPORT. The Company offers an annual support program intended for organizations that need to internally support a large-scale deployment of Netscape Navigator software and for authorized VARs and systems integrators providing direct support to their customers. This program offers a full spectrum of support, including access to technical experts, support and training materials, support tools, call histories, maintenance releases and software updates.

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

    OEMS. The Company has established OEM relationships to leverage its sales efforts. For example, the Company has OEM reseller agreements with Apple, Compaq, Digital, Hewlett-Packard, IBM, Informix, Novell, Olivetti, Siemens, Silicon Graphics, Sun and Sybase to bundle Netscape's server or client software with certain of their product offerings.

    VARS. VARs and systems integrators customize, configure and install the Company's software products with complementary hardware, software and services. In combining these products and services, these Resellers are able to deliver more complete Netscape-based solutions to address specific customer needs. The Company may also help these VARs design customized applications to meet the unique requirements of these customers.

    RETAIL DISTRIBUTION. The Company currently distributes its Netscape Navigator Personal Edition, Netscape Navigator Gold and Power Pack retail products through a network of retail distributors in North America.

    The Company sells its products directly to end-users and via the Internet. In addition, the Company offers its products indirectly through OEMs, VARs and software retailers. The Company is currently pursuing a strategy which is intended to increase sales through OEMs, VARs and system integrators as a percentage of total revenues, especially in international markets. The Company expects that any material increase in sales through Resellers as a percentage of total revenues, especially any increase in the percentage of sales through OEMs, VARs and system integrators, will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that are typically charged when selling through indirect channels. In recent quarters, sales through indirect channels have increased as a percentage of total revenues, which has adversely impacted average selling prices; however, gross margins to date have not decreased due to the large percentage of sales through OEMs, which have lower associated costs of revenues than other Resellers due to the absence of packaging costs. Other potential adverse consequences of the Company's focus on increasing sales through Resellers are the diversion of management resources and attention from direct sales, which could adversely affect direct sales revenue and sales of Netscape SuiteSpot 3.0 and Netscape Communicator (a large percentage of which are expected to be made through direct sales due to the nature of the sale), and greater revenue fluctuation due to a greater percentage of retail revenue, which tends to fluctuate with product releases and may be subject to seasonality. Moreover, there can be no assurance that the Company will be able to continue to attract and retain Resellers that will be able to market the Company's products effectively, particularly Resellers of intranet software for the enterprise, such as Netscape SuiteSpot 3.0 and Netscape Communicator, and will be qualified to provide timely and cost-effective customer support and service. There also can be no assurance that the Company will be able to manage conflicts among its Resellers. In addition, the Company's agreements with Resellers typically do not restrict Resellers from distributing competing products, and in many cases may be terminated by either party without cause. Further, in some cases the Company has granted exclusive distribution rights that are limited by territory and in duration. Consequently, the Company may be adversely affected should any Reseller fail to adequately penetrate its market segment. The inability to recruit, manage, educate or retain important Resellers, particularly Resellers of intranet software for the enterprise, or their inability to penetrate their respective market segments, could materially adversely affect the Company's business, operating results or financial condition. See "Product Introductions and Transitions" and "Factors Affecting the Company's Business, Operating Results and Financial Condition--Evolving Distribution Channels."

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

    INTERNATIONAL

    International revenues (sales outside of North America) accounted for approximately 17.2% and 29.3% of total revenues for the years ended December 31, 1995 and 1996, respectively, and were immaterial in the year ended December 31, 1994.

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

RESEARCH AND DEVELOPMENT

    The Company's current development efforts are focused on new products, product enhancements and adapting existing products to new operating systems. See "Planned Products and Releases." There can be no assurance, however, that such products, product enhancements or product adaptations will be made commercially available as planned or otherwise on a timely and cost-effective basis, or that if introduced, these products will achieve market acceptance.

    The Company believes that its software development team represents a significant competitive advantage for the Company. The team includes key members of the engineering teams which developed the original Mosaic Web client at NCSA, the original Web server software at CERN and NCSA, and the original Lightweight Directory Access Protocol (LDAP) standard at the University of Michigan, as well as leading software security specialists. The Company's ability to attract and retain highly qualified employees will continue to be the principal determinant of its success in maintaining technological leadership. Netscape has a policy of using equity-based compensation programs to reward and motivate significant contributors among its employees.

    Research and development expenses were $4.1 million, $26.8 million and $83.0 million in the years ended December 31, 1994, 1995 and 1996, respectively. To date, principally all software development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company intends to continue to increase the absolute amount of its research and development expenditures in the future.

NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

    Substantially all of the Company's revenues have been derived, and substantially all of the Company's future revenues are expected to be derived, from the license of its software and sale of associated services. Accordingly, broad acceptance of the Company's software products and services by customers is critical to the Company's future success. However, the markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions; therefore, the Company's future success will depend on its ability to design, develop, test and support new software products and enhancements that meet changing customer needs and respond to technological developments and emerging industry standards on a timely and cost-effective basis. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products, such as Netscape SuiteSpot 3.0 and Netscape Communicator, to market in a timely and cost-effective manner, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. While the Company has addressed the need to develop new products and enhancements primarily through its internal development efforts, the Company has also addressed this need through acquisitions and the license of third party technology. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Licensing of third party technology also involves numerous risks, including product liability claims based on licensed technology, liability for licensed technology which infringes the proprietary rights of others, the potential inability of third party licensors to indemnify the Company for intellectual property infringement claims, the risk that the scope of third party licensor indemnification is not as broad as the indemnification the Company provides to its customers, and the unavailability of similar technology on commercially reasonable terms in the event that the third party technology is unavailable. See "Proprietary Rights" and "Factors Affecting the Company's Business, Operating Results and Financial Condition--Uncertain Protection of Intellectual Property; Unisys Patent Enforcement; Risks Associated with Licensed Third Party Technology." The failure of the Company's new product development efforts could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's current products are designed around certain standards, including, for example, security standards, and current and future sales of the Company's products will be dependent, in part, on widespread adoption of such standards by enterprises, consumers, developers and other software providers. Widespread adoption of a standard not supported by Netscape could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, such as Netscape SuiteSpot 3.0 and Netscape Communicator, or that its new products and enhancements, including Netscape SuiteSpot 3.0 and Netscape Communicator, will adequately meet the requirements of the marketplace and achieve market acceptance. Further, because the Company has only recently commenced shipment of many of its products, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely and cost-effective manner. If the Company is unable to develop on a timely and cost-effective basis new software products, enhancements to existing products or error corrections, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. See "Planned Products and Releases," "Products," "Product Introductions and Transitions," and "Research and Development."

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

    In particular the market for intranet software is rapidly evolving and increasingly competitive. The Company's intranet solution of SuiteSpot server software and Netscape Navigator client software has recently been upgraded to include more robust email features. The Company's intranet solution currently competes with Lotus Notes and Microsoft Exchange, both of which offer electronic mail and groupware capability. In addition, Oracle has announced its intention to compete in this market through its InterOffice products. Lotus (a subsidiary of IBM), Microsoft and Oracle all have significantly greater financial, technical, marketing and public relations resources, larger installed customer bases, greater distribution capability and significantly greater name recognition and experience in selling to enterprises than the Company.

    MICROSOFT. Microsoft is devoting a significant portion of its substantial resources to developing, marketing and distributing Internet and intranet software and services in an attempt to gain market share. Microsoft has bundled its own browser with its Windows 95 operating system, allows it to be downloaded for free over the Internet and offers it as a free product to distributors and end-users, including distributors and end-users of the Company's products. Microsoft recently introduced a new version of this browser that has similar features and functionality to the browser features of Netscape Navigator 3.0, and this new version has reduced Netscape Navigator's market share. Microsoft has also announced that future versions of its Microsoft Office Applications suite will offer enhanced Internet and intranet capability that may be dependent upon certain functionality of Microsoft's browser. Further, in August 1996, Microsoft shipped Version 2.0 of its Internet Information Server ("IIS") that is bundled with Microsoft's Windows NT Advanced Server operating system at no additional cost, and in December 1996, Microsoft shipped Version 3.0 of its IIS that can be downloaded from the Internet at no additional cost. The release of such products may cause further price pressure on Netscape's server products and may reduce Netscape's market share. Microsoft has also been adding Internet and intranet capability to its range of server software offered on the Windows NT operating system. Microsoft is bundling a Web authoring tool for free with its NT Server and recently introduced a server that will compete with Netscape Proxy Server. Further, Microsoft is expected to soon begin offering products in the commercial applications software area, particularly products competitive to Netscape Merchant System. In June 1996, Microsoft announced server products for Internet service providers ("ISPs") and content providers to set up Web servers and related services. In the intranet software market, Microsoft has recently begun offering Microsoft Exchange, an email and groupware product that operates in conjunction with Microsoft's Back Office and browser products. Microsoft also recently announced its Outlook product, which is intended to be an email client for intranets and the Internet.

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

    The Company also believes that Microsoft has used, and will continue to use, its dominant position in desktop software to secure preferential distribution and bundling contracts with third parties such as ISPs, online service providers and VARs, including third parties with whom the Company has relationships. In addition, the Company believes that Microsoft may be using co-marketing funds and other inducements to have Web sites developed exclusively for Internet Explorer or using technology that may only be accessed by Internet Explorer. Further, the Company believes that Microsoft may promote technologies and standards with which Netscape's products are not compatible. For example, Microsoft is promoting its proprietary ActiveX technology as an alternative to the Java programming language for Internet application software, while also developing Java-based tools that may be optimized for use with Microsoft products. Although Netscape has announced that it will provide native support for ActiveX on the Windows 95 platform in Netscape Communicator, if Microsoft is successful in promoting widespread adoption of its ActiveX technology as an alternative to Java or promoting the widespread adoption of proprietary extensions of Java, Netscape's business, operating results and financial condition could be materially adversely affected. Similarly, Microsoft is promoting its proprietary Distributed Common Object Model ("DCOM") technology as an alternative to the CORBA and IIOP standards for a cross-platform, network-based environment. The Company has endorsed the CORBA and IIOP standards in its products, and if Microsoft is successful in promoting widespread adoption of its DCOM technology, the Company's business, operating results and financial condition could be materially adversely affected.

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

    Competitive factors in the market for Internet and intranet software and services include core technology, breadth of product features, product quality, marketing and distribution resources, pricing, and customer service and support. Except as set forth above, the Company believes it presently competes favorably with respect to each of these factors. However, the market and competition are still new and rapidly emerging, especially the intranet software market, and there can be no assurance that the Company will be able to compete successfully against current or future competitors, nor can there be any assurance that this competition will not result in price reductions of the Company's products or loss of market share or will not in some other manner materially adversely affect the Company's business, operating results and financial condition. See "Product Introductions and Transitions."

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

    Because the encryption technology contained in the Company's products is deemed to be a "munition," such products are subject to U.S. export controls pertaining to munitions. There can be no assurance that such export controls, either in their current form or as may be subsequently revised, will not limit the Company's ability to distribute certain encrypted products outside of the United States or electronically. While Netscape takes precautions against unlawful exportation, such exportation may occur from time to time. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology, and foreign governments could enact import laws or regulations that may restrict the type of encryption software that is permitted for distribution in their countries. Moreover, as a consequence of such export controls, Netscape must develop and market both domestic and international versions of its products that contain encryption software, with the version for the U.S. market having a stronger level of encryption than the version for export to international markets. Along with the additional costs associated with the duplication of effort and expense in research, development, manufacturing and distribution of different versions of products, the Company may lose sales from customers who wish to have the same level of encryption security throughout their organization. The Company may also encounter difficulties competing with non-U.S. producers of strong encryption products, which producers have the ability to both import their products into the United Stated and sell products overseas. Finally, due to the weaker level of encryption contained in the Company's products shipped internationally, the Company may not acquire the installed international base necessary to make the functionality of its products part of an international standard.

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

BUSINESS COMBINATIONS AND JOINT VENTURES

    In April 1996, the Company entered into a business combination with InSoft, Inc. ("InSoft"), a privately-held company that provides network-based communications and collaborative multimedia software for the enterprise. Netscape purchased all of the outstanding capital stock and assumed all of the outstanding stock options of InSoft. The business combination was accounted for as a pooling of interests. In May 1996, the Company entered into a business combination with Paper Software, Inc. ("Paper Software"), a privately-held company that provides distributed three-dimensional graphics and is the maker of WebFX Virtual Reality Markup Language ("VRML") software. Netscape purchased all of the outstanding capital stock of Paper Software. The business combination was accounted for as a pooling of interests. In May 1996, the Company entered into a business combination with Netcode Corporation ("Netcode"), a privately-held company that created a Java-based object toolkit and visual interface builder for developing Java applications. Netscape purchased all of the outstanding capital stock and assumed all of the outstanding options of Netcode. The business combination was accounted for as a pooling of interests.

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

    The Company will continue to consider business combinations, investments or strategic alliances that it believes can complement its overall business strategy. See "Factors Affecting the Company's Business, Operating Results and Financial Condition--Risks of Acquisitions and Investments."

EMPLOYEES

    As of February 28, 1997, the Company had approximately 1,811 employees. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel, especially software developers. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

    The rapid execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company's rapid growth has placed, and its planned growth is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of February 28, 1997, the Company had grown to approximately 1,811 employees from approximately 203 employees on December 31, 1994. In addition, the Company has completed four acquisitions since November 1995; assimilating the operations and personnel of such acquired companies has also placed a significant strain on the Company's managerial, operational and financial resources. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Further, the Company is required and will continue to be required to manage multiple relationships among various customers, suppliers, resellers, licensors, strategic partners and other third parties. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's current or future operations or that Company management will be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner. The Company's future operating results will also depend on its ability to manage its expanding product line, expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets, including the market for intranet software for the enterprise, and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively or unable to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner, the Company's business, operating results and financial condition will be materially adversely affected. See "Factors Affecting the Company's Business, Operating Results and Financial Condition--Management of Growth" and "-- Dependence on Key Personnel."

                        FACTORS AFFECTING THE COMPANY'S
              BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K AND IN THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT IN THE COMPANY'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION. THE SECTION ENTITLED "BUSINESS--PLANNED PRODUCTS AND RELEASES" IN THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FOLLOWING RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-K, SPECIFICALLY THE RISK FACTORS ENTITLED "PRODUCT INTRODUCTIONS AND TRANSITIONS" AND "NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE."

PRODUCT INTRODUCTIONS AND TRANSITIONS

    The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. In October 1996, the Company introduced Netscape SuiteSpot 3.0 and Netscape Communicator. Although some individual components of Netscape SuiteSpot 3.0 are currently available, Netscape SuiteSpot 3.0 and Netscape Communicator are not expected to be commercially available until the second quarter of 1997. These new products, unlike current Netscape products, are designed primarily for email, groupware and other enterprise applications across an open network, and represent a significant product transition for the Company. There are several risks inherent in such a product transition:

    POSSIBLE DEFERRAL OF PURCHASES; POSSIBLE DELAY IN COMMERCIAL AVAILABILITY; POSSIBLE PRODUCT DEFECTS. In the near term, the Company's revenues may be materially adversely affected as prospective customers defer purchases of the Company's current products in anticipation of the commercial release of the new products. Furthermore, the Company has in the past experienced delays in the commercial availability of new products, and there can be no assurance that Netscape SuiteSpot 3.0 and Netscape Communicator will be commercially available in the second quarter of 1997, particularly since the software in these products is more complex than the Company's previous products, needs extensive testing to ensure compatibility with a variety of other software programs, and needs debugging prior to commercial release. Delays in the commencement of commercial shipment of Netscape SuiteSpot 3.0 or Netscape Communicator may result in customer dissatisfaction and delay or loss of revenues. In addition, software products as complex as those offered by the Company frequently contain errors or bugs, especially when first made commercially available. Although the Company conducts extensive product testing, the Company has in the past released products that contain such defects. Therefore, there can be no assurance that, despite testing by the Company and by current and potential customers, errors or bugs will not be discovered after the new products are installed and used by customers, which could result in delay or loss of revenue, delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have material adverse effect upon the Company's business, operating results or financial condition.

    NO ASSURANCE OF MARKET ACCEPTANCE. Even if Netscape SuiteSpot 3.0 and Netscape Communicator are commercially available in the second quarter of 1997, there can be no assurance that these products will achieve market acceptance and become widely adopted. The market for intranet software has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and collaboration over enterprise networks. As is typical in the case of a new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is young and has few proven products. Moreover, Netscape does not have the name recognition in the enterprise software market that most of its competitors have and has limited experience, relative to its competitors, in selling to this market. Market acceptance of Netscape SuiteSpot 3.0 and Netscape Communicator could also be limited by how the Company prices these products.

    NEED TO EXECUTE NEW AND DIFFICULT TYPE OF SALE. In order for Netscape SuiteSpot 3.0 and Netscape Communicator to achieve market acceptance, the Company will need to successfully execute a different type of sale than it has historically executed and adjust to longer sales cycles. Sales of Netscape SuiteSpot 3.0 and Netscape Communicator are expected to be made predominately to companies, institutions and government entities. These types of customers generally commit significant resources to an evaluation of enterprise software and require the vendor to expend substantial time, effort and money educating them about the value of the vendor's solution. As a result, sales to these types of customers generally require an extensive sales effort throughout the organization, and often require final approval by an executive officer or senior level employee. The Company will likely experience delays following initial contact with a prospective customer and expend substantial funds and management effort in connection with these sales. The Company has very little experience with these types of sales, and there can be no assurance that the Company will be able to successfully execute such sales. In order to successfully accomplish these new, difficult and lengthy sales, the Company will be required to expand its direct sales force, extensively train its sales personnel, invest greater resources in the sales effort and educate the indirect channels. There can be no assurance that the Company will be able to accomplish any of the foregoing on a timely and cost-effective basis, and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. The Company will need to add trained, technical personnel to help it implement the Netscape SuiteSpot 3.0 and Netscape Communicator solutions for its enterprise customers. Personnel with the sufficient level of expertise and experience for these positions are in great demand, and there can be no assurance that the Company will be able to hire and retain a sufficient number of qualified personnel for these purposes, and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

    FLUCTUATIONS IN OPERATING RESULTS FROM ENTERPRISE SOFTWARE SALES. Revenue from sales of Netscape SuiteSpot 3.0 and Netscape Communicator are expected to fluctuate substantially from quarter to quarter as a result of the timing of significant orders. Moreover, because, as discussed above, the procurement process of the Company's customers may take a significant amount of time from initial contact to order placement and may involve competing capital budget considerations, sales of the Company's new enterprise software products will be difficult to predict. If single, large sales of enterprise software products become a larger percentage of revenue, as the Company anticipates may happen, the loss or deferral of one or more significant sales could have a material adverse impact on quarterly results of operations, particularly if there are significant sales and marketing expenses associated with the deferred sale. While the Company attempts to pursue multiple enterprise software sales opportunities at any given time, there can be no assurance that the Company will not experience fluctuations in revenue.

    The Company's revenues are also likely to fluctuate due to factors which impact the organizations that are likely to be prospective customers of the Company's enterprise software products. Expenditures by these organizations tend to vary in cycles that reflect overall economic conditions and budgeting and buying patterns of these organizations. The Company's business would be adversely affected by a decline in the economic prospects of its customers or the economy generally, which could alter current or prospective customers' capital spending priorities or budget cycles or extend the Company's sales cycle with respect to certain customers. In addition, many large organizations defer capital expenditures beyond the first quarter, meaning that the Company may realize lower revenue from enterprise software sales in the first quarter than in later quarters of the year. For these reasons, among others, there can be no assurance that the Company will be able to maintain profitability on a quarter-to-quarter basis.

    COMPETITION; MANAGEMENT OF GROWTH. With the introduction of Netscape SuiteSpot 3.0 and Netscape Communicator, the Company will face new competition from providers of enterprise software, most of whom have longer operating histories, larger installed customer bases, existing relationships with prospective enterprise customers and significantly greater financial, technical, marketing, public relations and distribution resources than the Company. The Company's future success will depend to a large degree upon its ability to address the increasingly sophisticated needs of its customers in the face of such intense competition, and there can be no assurance that the Company will be able to compete successfully in this market, particularly given the advantages many of its competitors have. See "Competition." In addition, expansion of the Company's product line will require more management attention. This may place a significant strain on the Company's management and operations. The Company's inability to effectively compete or manage its expanding product line would have a material adverse effect on the Company's business, results of operations and financial condition.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

    As a result of the Company's relatively limited operating history and recent "pooling of interests" acquisitions, the Company does not have relevant historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. In addition, the Company typically operates with minimal backlog, therefore, quarterly sales and operating results generally depend on the volume and timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. The Company typically recognizes a substantial portion of its revenues in the last month of each quarter. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate material adverse impact on the Company's business, operating results and financial condition. Further, as the Company becomes increasingly focused on sales to enterprise customers, the Company expects that a limited number of large sales may account for a significant portion of revenue in some quarters, resulting in fluctuations in revenue in future periods and adversely impacting operating results in periods of lower than expected revenue. Moreover, the Company (i) plans to continue to increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may continue to incur significant merger-related charges and other increases in operating expenses associated with recently completed and any future acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

    The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, the timing of large sales (particularly to enterprise customers), more complex products with higher prices and longer sales cycles, price changes by the Company or its competitors, the mix of distribution channels through which products are sold, the mix of products and services sold, the mix of international and North American revenues, costs of litigation, and general economic conditions. In particular, as the Company becomes increasingly focused on larger sales of intranet and messaging solutions to enterprise customers the Company believes that quarterly operating results may fluctuate due to the timing of revenue from such large sales. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions (such as the pricing changes announced in February 1997 and October 1996) or enter into business combinations (such as the Collabra, InSoft, Netcode and Paper business combinations) that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Because of all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

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

    In particular the market for intranet software is rapidly evolving and increasingly competitive. The Company's intranet solution of SuiteSpot server software and Netscape Navigator client software has recently been upgraded to include more robust email features. The Company's intranet solution currently competes with Lotus Notes and Microsoft Exchange, both of which offer electronic mail and groupware capability. In addition, Oracle has announced its intention to compete in this market through its InterOffice products. Lotus (a subsidiary of IBM), Microsoft and Oracle all have significantly greater financial, technical, marketing and public relations resources, larger installed customer bases, greater distribution capability and significantly greater name recognition and experience in selling to enterprises than the Company.

    MICROSOFT. Microsoft is devoting a significant portion of its substantial resources to developing, marketing and distributing Internet and intranet software and services in an attempt to gain market share. Microsoft has bundled its own browser with its Windows 95 operating system, allows it to be downloaded for free over the Internet and offers it as a free product to distributors and end-users, including distributors and end-users of the Company's products. Microsoft recently introduced a new version of this browser that has similar features and functionality to the browser features of Netscape Navigator 3.0, and this new version has reduced Netscape Navigator's market share. Microsoft has also announced that future versions of its Microsoft Office Applications suite will offer enhanced Internet and intranet capability that may be dependent upon certain functionality of Microsoft's browser. Further, in August 1996, Microsoft shipped Version 2.0 of its Internet Information Server ("IIS") that is bundled with Microsoft's Windows NT Advanced Server operating system at no additional cost, and in December 1996, Microsoft shipped Version 3.0 of its IIS which can be downloaded from the Internet at no additional cost. The release of such products may cause further price pressure on Netscape's server products and may reduce Netscape's market share. Microsoft has also been adding Internet and intranet capability to its range of server software offered on the Windows NT operating system. Microsoft is bundling a Web authoring tool for free with its NT Server and recently introduced a server that will compete with Netscape Proxy Server. Further, Microsoft is expected to soon begin offering products in the commercial applications software area, particularly products competitive to Netscape Merchant System. In June 1996, Microsoft announced server products for Internet service providers ("ISPs") and content providers to set up Web servers and related services. In the intranet software market, Microsoft has recently begun offering Microsoft Exchange, an email and groupware product that operates in conjunction with Microsoft's Back Office and browser products. Microsoft also recently announced its Outlook product, which is intended to be an email client for intranets and the Internet.

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

    The Company also believes that Microsoft has used, and will continue to use, its dominant position in desktop software to secure preferential distribution and bundling contracts with third parties such as ISPs, online service providers and VARs, including third parties with whom the Company has relationships. In addition, the Company believes that Microsoft may be using co-marketing funds and other inducements to have Web sites developed exclusively for Internet Explorer or using technology that may only be accessed by Internet Explorer. Further, the Company believes that Microsoft may promote technologies and standards with which Netscape's products are not compatible. For example, Microsoft is promoting its proprietary ActiveX technology as an alternative to the Java programming language for Internet application software, while also developing Java-based tools that may be optimized for use with Microsoft products. Although Netscape has announced that it will provide native support for ActiveX on the Windows 95 platform in Netscape Communicator, if Microsoft is successful in promoting widespread adoption of its ActiveX technology as an alternative to Java or promoting the widespread adoption of proprietary extensions of Java. Netscape's business, operating results and financial condition could be materially adversely affected. Similarly, Microsoft is promoting its proprietary Distributed Common Object Model ("DCOM") technology as an alternative to the CORBA and IIOP standards for a cross-platform, network-based environment. The Company has endorsed the CORBA and IIOP standards in its products, and if Microsoft is successful in promoting widespread adoption of its DCOM technology, the Company's business, operating results and financial condition could be materially adversely affected.

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

    Competitive factors in the market for Internet and intranet software and services include core technology, breadth of product features, product quality, marketing and distribution resources, pricing, and customer service and support. Except as set forth above, the Company believes it presently competes favorably with respect to each of these factors. However, the market and competition are still new and rapidly emerging, especially the intranet software market, and there can be no assurance that the Company will be able to compete successfully against current or future competitors, nor can there be any assurance that this competition will not result in price reductions of the Company's products or loss of market share or will not in some other manner materially adversely affect the Company's business, operating results and financial condition. See "--Product Introductions and Transitions."

NEED TO MANAGE EVOLVING MARKET AND PRODUCTS

    The Company's software business initially was characterized by relatively short sales cycles, relatively small initial sales orders, relatively simple uses for its software, short product development cycles and low aggregate royalty payments to third parties for embedded technology. However, the Company has evolved and expanded its product lines, and, as the Company has increased its focus on sales to enterprise customers, the Company's business has been, and, will continue to be, characterized by longer sales cycles, larger initial sales orders, more complex use of its software, longer product development cycles and higher aggregate royalty payments to third parties for embedded technology. For example, the Company's server product line has evolved from software products which merely enabled publication of HTML-based documents to SuiteSpot, an integrated suite of server products that address an array of complex information technology issues such as email, groupware, calendaring, security for internal information and online commerce, as well as information publication. Further, the Company now offers complex commercial application software to accompany its server and client software. Organizations which initially purchased Internet and intranet products for trial use are now building complex intranets. The Company expects that sales of its software will be increasingly made to enterprises, especially once Netscape SuiteSpot 3.0 and Netscape Communicator are commercially available, and that due to higher price points and more complex uses, these sales will require approval at the highest levels of the customer's organization. These sales are likely to be more difficult, expensive and time-consuming for the Company, and will require greater training of the Company's sales personnel and reseller partners. Further, these sales generally involve a significant commitment of capital by prospective customers, with the attendant delays frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the license of the Company's software products has lengthened, may continue to lengthen and is subject to a number of significant risks over which the Company has little or no control. The Company has relatively limited experience with these types of sales, and there can be no assurance that the Company will be able to successfully manage this evolution in its business, and the failure to successfully manage this evolution in its business could have a material adverse effect on the Company's business, operating results and financial condition. "--Product Introductions and Transitions."

NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

    Substantially all of the Company's revenues have been derived, and substantially all of the Company's future revenues are expected to be derived, from the license of its software and sale of associated services. Accordingly, broad acceptance of the Company's software products and services by customers is critical to the Company's future success. However, the markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions; therefore, the Company's future success will depend on its ability to design, develop, test and support new software products and enhancements on a timely and cost-effective basis that meet changing customer needs and respond to technological developments and emerging industry standards. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products, such as Netscape SuiteSpot 3.0 and Netscape Communicator, to market in a timely and cost-effective manner, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. While the Company has addressed the need to develop new products and enhancements primarily through its internal development efforts, the Company has also addressed this need through acquisitions and the license of third party technology. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Licensing of third party technology also involves numerous risks, including product liability claims based on licensed technology, liability for licensed technology which infringes the proprietary rights of others, the potential inability of third party licensors to indemnify the Company for intellectual property infringement claims, the risk that the scope of third party licensor indemnification is not as broad as the indemnification the Company provides to its customers, and the unavailability of similar technology on commercially reasonable terms in the event that the third party technology is unavailable. See "--Uncertain Protection of Intellectual Property; Unisys Patent Enforcement; Risks

Associated with Licensed Third Party Technology." The failure of the Company's new product development efforts, especially with respect to Netscape SuiteSpot
3.0 or Netscape Communicator, could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's current products are designed around certain standards, including, for example, security standards, and current and future sales of the Company's products will be dependent, in part, on widespread adoption of such standards by enterprises, consumers, developers and other software providers. Widespread adoption of a standard not supported by Netscape could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, such as Netscape SuiteSpot 3.0 and Netscape Communicator, or that its new products and enhancements, including Netscape SuiteSpot 3.0 and Netscape Communicator, will adequately meet the requirements of the marketplace and achieve market acceptance. Further, because the Company has only recently commenced shipment of many of its products, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely and cost-effective manner. If the Company is unable to develop on a timely and cost-effective basis new software products, enhancements to existing products or error corrections, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. See "Planned Products and Releases, "Products," "Product Introductions and Transitions," and "Research and Development."

DEVELOPING MARKET; NEW ENTRANTS; UNCERTAIN ACCEPTANCE OF THE COMPANY'S PRODUCTS;
  PRICE EROSION; UNCERTAIN ADOPTION OF INTERNET AND INTRANETS AS A MEDIUM OF COMMERCE AND COMMUNICATIONS

    The market for the Company's software and services, especially for its intranet products and services such as Netscape SuiteSpot 3.0 and Netscape Communicator, is relatively new, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce over the Internet and intranets. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is relatively young and has a limited number of proven products. Moreover, critical issues concerning the use of intranets and of the Internet (including security, reliability, cost, ease of deployment and administration and quality of service) remain unresolved and may impact the growth of intranet and Internet use. While the Company believes that its software products offer significant advantages for commerce, collaboration and communication over the Internet and intranets, there can be no assurance that commerce, collaboration and communication over the Internet or intranets will become widespread, or that the Company's products for commerce, collaboration and communication over the Internet or intranets will become widely adopted for these purposes.

    In particular, the Company's client software competes with free client software distributed by online service providers, Internet access providers and others. In addition, computer operating systems companies, notably Microsoft, bundle client software with their operating systems at little or no additional cost to users, which may cause the price of the Company's client products to decline. The Company announced significant price reductions in its server product line during the quarter ended December 31, 1995 and announced further price reductions in its server product line in March 1996. See "--Competition." Moreover, continued market acceptance of the Company's server and commercial applications software products is substantially dependent upon the adoption of the Internet and intranets for commerce, collaboration and communications. The adoption of the Internet or intranets for commerce, collaboration and communications, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce, collaboration and communication, generally requires the acceptance of a new way of conducting business and exchanging, collaborating information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce collaboration and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make some or all of their existing information systems technology, software and systems obsolete. In addition, there can be no assurance that individual PC users in business or at home will adopt or, if adopted, continue to use the Internet or intranets for online commerce, collaboration or communication.

    Because the market for the Company's products and services, especially its intranet products and services such as Netscape SuiteSpot 3.0 and Netscape Communicator, is relatively new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance that the market for the Company's products and services will continue to develop, that the Company's new products or services, especially its intranet products and services such as Netscape SuiteSpot 3.0 and Netscape Communicator, will be adopted or that existing products and services will continue to be adopted, or that the Internet or intranets will be widely adopted for commerce, collaboration and communication. If the market for the Company's products fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's new products and services, especially its intranet products and services such as Netscape SuiteSpot 3.0 and Netscape Communicator, do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

MANAGEMENT OF GROWTH

    The rapid execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company's rapid growth has placed, and its planned growth is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of February 28, 1997, the Company had grown to approximately 1,811 employees from approximately 203 employees on December 31, 1994. In addition, the Company has completed four acquisitions since November 1995; assimilating the operations and personnel of such acquired companies has also placed a significant strain on the Company's managerial, operational and financial resources. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Further, the Company is required and will continue to be required to manage multiple relationships among various customers, suppliers, resellers, licensors, strategic partners and other third parties. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's current or future operations or that Company management will be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner. The Company's future operating results will also depend on its ability to manage its expanding product line, expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets, including the market for intranet software for the enterprise, and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively or unable to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services in a timely and cost-effective manner, the Company's business, operating results and financial condition will be materially adversely affected. See "Employees."

RISKS OF ACQUISITIONS AND INVESTMENTS

    In 1996, the Company completed business combinations with InSoft, Paper Software and Netcode and incurred an aggregate of $6.1 million in acquisition and related costs. In addition, in 1996, the Company formed two joint ventures and made several equity investments in companies with complementary technology. In March 1997, the Company entered into an agreement to enter into a joint venture with Novell, subject to required governmental approvals, to deliver a broad range of intranet solutions on current and future Novell platforms. As part of its overall strategy, the Company plans to enter into further business combinations and make significant investments in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. Any such transactions would be accompanied by the risks commonly encountered in such transactions. In particular, business combinations with high technology companies include such risks as the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments or joint ventures or that such transactions will not materially adversely affect the Company's business, financial condition or results of operations.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT

    The Company was incorporated in April 1994, and, although the Company has acquired a number of companies which were incorporated prior to that time, the Company only commenced shipment of its products for intranets and the Internet in December 1994. Accordingly, the Company has a relatively limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their earlier stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, expand its management processes and capabilities and continue to upgrade its technologies and successfully commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. As of December 31, 1996, the Company had an accumulated deficit of $2.2 million. Although the Company has experienced revenue growth in recent periods, historical growth rates will not be sustained and are not indicative of future operating results. There can be no assurance that the Company will sustain profitability.

EVOLVING DISTRIBUTION CHANNELS

    The Company sells its products directly to end-users and via the Internet. In addition, the Company offers its products indirectly through OEMs, VARs and software retailers. The Company is currently pursuing a strategy which is intended to increase sales through OEMs, VARs and system integrators as a percentage of total revenues, especially in international markets. The Company expects that any material increase in sales through Resellers as a percentage of total revenues, especially any increase in the percentage of sales through OEMs, VARs and system integrators, will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that are typically charged when selling through indirect channels. In recent quarters, sales through indirect channels have increased as a percentage of total revenues, which has adversely impacted average selling prices; however, gross margins to date have not decreased due to the large percentage of sales through OEMs, which have lower associated costs of revenues than other Resellers due to the absence of packaging costs. Other potential adverse consequences of the Company's focus on increasing sales through Resellers are the diversion of management resources and attention from direct sales, which could adversely affect direct sales revenue and sales of Netscape SuiteSpot 3.0 and Netscape Communicator (a large percentage of which are expected to be made through direct sales due to the nature of the sale), and greater revenue fluctuation due to a greater percentage of retail revenue, which tends to fluctuate with product releases and may be subject to seasonality. Moreover, there can be no assurance that the Company will be able to continue to attract and retain Resellers that will be able to market the Company's products effectively, particularly

Resellers of intranet software for the enterprise, such as Netscape SuiteSpot
3.0 and Netscape Communicator, and will be qualified to provide timely and cost-effective customer support and service. There also can be no assurance that the Company will be able to manage conflicts among its Resellers. In addition, the Company's agreements with Resellers typically do not restrict Resellers from distributing competing products, and in many cases may be terminated by either party without cause. Further, in some cases the Company has granted exclusive distribution rights that are limited by territory and in duration. Consequently, the Company may be adversely affected should any Reseller fail to adequately penetrate its market segment. The inability to recruit, manage, educate or retain important Resellers, particularly Resellers of intranet software for the enterprise, such as Netscape SuiteSpot 3.0 and Netscape Communicator, or their inability to penetrate their respective market segments, could materially adversely affect the Company's business, operating results or financial condition. See "Marketing and Distribution."

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

SECURITY RISKS AND SYSTEM DISRUPTIONS; LACK OF PRODUCT LIABILITY INSURANCE FOR
  PRODUCTS INCORPORATING SECURITY FEATURES

    The Company has included in its products security protocols which operate in conjunction with encryption and authentication technology licensed from RSA Data Security Inc. ("RSA"). Despite the existence of these technologies, the Company's products have been found to be vulnerable to break-ins and similar disruptive problems caused by Internet users. In the last two years, there have been several instances in which weaknesses or vulnerabilities in the Company's security implementation were discovered. In each instance in which a vulnerability or weakness was discovered and verified in the Company's security implementation, the Company attempted to address the vulnerability or weakness by making the various design changes in its security and reviewing those changes both internally and with a broad set of outside industry experts. The design changes appear to have resolved known security vulnerabilities and weaknesses in the Company's products.

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

    Despite the Company's attempts to address the vulnerabilities and weaknesses in its security implementation, the Company's products and licensed technology incorporated in such products may continue to be vulnerable to break-ins and similar disruptive problems caused by Internet users. Further, as is generally known, weaknesses in the environment in which Netscape products are used may compromise the security of confidential electronic information exchanges across the Internet. This includes, but is not limited to, the security of the physical network, security of the physical machines used for the information transfer and the security of the operating system on top of which the Netscape products are running. Any such flaws in the Internet or the end-user environment, or weaknesses or vulnerabilities in the Company's products or licensed technology incorporated in such products, would jeopardize the security of confidential information sent over the Internet using Netscape software, such as credit card numbers and email, and might enable others to dismantle the special security techniques meant to protect such transactions.

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

DEPENDENCE ON KEY PERSONNEL

    The Company's performance is substantially dependent on the performance of its executive officers and key employees, some of whom have worked together for only a short period of time. Given the Company's relatively early stage of development, the Company is dependent on its ability to retain and motivate highly qualified personnel, especially its management and highly skilled development teams. The Company does not have "key person" life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

    International revenues (sales outside of North America) were approximately 17.2% and 29.3% of total revenues for the years ended December 31, 1995 and 1996, respectively. A key component of the Company's strategy is its continued expansion into international markets. To date, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally, and the Company is currently incurring, and expects to continue to incur, significant costs in developing, marketing and distributing localized versions. If the international revenues are not adequate to offset the expense of establishing and maintaining foreign operations and the costs of localizing the Company's products, the Company's business, operating results or financial condition could be materially adversely affected. There can be no assurance that the Company will be able to successfully market, sell and deliver its products in foreign markets. In addition to the uncertainty as to the Company's ability to continue to generate revenues from its foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, export and import controls relating to encryption technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. See "Marketing and Distribution--International."

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

ITEM 2. PROPERTIES.

    The Company leases and occupies various facilities in Mountain View, California, which provide for approximately 500,000 square feet of office space and contain the Company's principal executive, administrative, engineering, sales, marketing, customer support and research and development functions. Such leases expire at various dates ranging from 1999 through 2006. The Company has executed leases for an additional 800,000 square feet in Mountain View and Sunnyvale, California beginning in 1997 and 1998 and expiring at various times through 2013 for general corporate use. The Company believes that its existing facilities and facilities subject to lease will be adequate until 1999 and that sufficient additional space will be available as needed thereafter. The Company also has short-term operating leases for sales offices in North America, Europe, Asia and Australia.

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

ITEM 3. LEGAL PROCEEDINGS.

    The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company and their ages as of March 17, 1997 are as follows:

             NAME                   AGE                                 POSITION(S)
------------------------------      ---      ------------------------------------------------------------------
James H. Clark................          52   Chairman of the Board

James L. Barksdale............          54   President and Chief Executive Officer

Marc L. Andreessen............          25   Senior Vice President, Technology

Noreen G. Bergin..............          37   Vice President, Finance and Corporate Controller

Peter L.S. Currie.............          40   Senior Vice President and Chief Financial Officer

Larry K. Geisel...............          56   Senior Vice President, Information Systems and Chief Information
                                               Officer

Eric A. Hahn..................          36   Senior Vice President and General Manager of the Server Product
                                               Division

Michael J. Homer..............          39   Senior Vice President, Marketing

Roberta R. Katz...............          49   Senior Vice President, General Counsel and Secretary

Kandis Malefyt................          42   Senior Vice President, Human Resources

Conway Rulon-Miller...........          46   Senior Vice President, Sales and Field Operations

Richard M. Schell.............          47   Senior Vice President and General Manager of the Client Product
                                               Division

James C.J. Sha................          46   Senior Vice President and General Manager, Integrated Applications

    The Company's executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full time employee of the Company. There is no family relationship between any executive officer or director of the Company.

    Dr. Clark co-founded the Company in April 1994 and serves as its Chairman of the Board. From inception of the Company to January 1995, Dr. Clark served as the President and Chief Executive Officer of the Company. From 1981 to 1994, Dr. Clark was Chairman of the Board of Directors of Silicon Graphics, a computer systems company he founded in 1981. Dr. Clark also served as Chief Technical Officer of Silicon Graphics from 1981 to 1987. Prior to founding Silicon Graphics, Dr. Clark was an associate professor at Stanford University. Dr. Clark holds a Ph.D. from the University of Utah and an M.S. and a B.S. from the University of New Orleans.

    Mr. Barksdale joined the Company in January 1995 as President and Chief Executive Officer. He has served as a director of the Company since October 1994. From January 1992 to January 1995, Mr. Barksdale served as President and Chief Operating Officer, and, as of September 1994, Chief Executive Officer, of AT&T Wireless Services (formerly, McCaw Cellular Communications, Inc. (collectively, "McCaw")), a cellular telecommunications company. From April 1983 to January 1992, Mr. Barksdale served as Executive Vice President and Chief Operating Officer of Federal Express Corporation ("Federal Express"), an express package delivery company. From 1979 to 1983, Mr. Barksdale served as Chief Information Officer of Federal Express. Mr. Barksdale also held various management positions, including Chief Information Officer, with Cook Industries Inc., during the mid-1970s and was employed by IBM from 1965 to 1972. He holds a B.A. from the University of Mississippi. Mr. Barksdale serves as a director of 3Com Corporation, Harrah's Entertainment, Inc., Robert Mondavi Corp. and @Home Corporation.

    Mr. Andreessen co-founded the Company in April 1994. He currently serves as Senior Vice President, Technology and has been a director of the Company since September 1994. He received a B.S. from the University of Illinois in December 1993, where he co-authored the original NCSA Mosaic Web browser.

    Ms. Bergin joined the Company in November 1995 as Vice President and Corporate Controller and was elected to Vice President, Finance and Corporate Controller in January 1997. From November 1991 to November 1995, Ms. Bergin served as Vice President, Finance and Corporate Controller of Frame Technology Corporation, a document publishing software firm. Prior to that time, she served as Corporate Controller of Boole & Babbage, Inc., a mainframe performance software company for five years. Ms. Bergin holds a B.A. from Santa Clara University.

    Mr. Currie joined the Company as Vice President and Chief Financial Officer in April 1995 and was elected to Senior Vice President in January 1996. From April 1989 to March 1995, Mr. Currie held various management positions at McCaw, including Executive Vice President and Chief Financial Officer, and as of February 1993, Executive Vice President of Corporate Development. From 1982 to 1989, he held various positions at Morgan Stanley & Co. Incorporated. Mr. Currie holds an M.B.A. from Stanford University and a B.A. from Williams College.

    Mr. Geisel joined the Company in March 1996 as Senior Vice President, Information Systems and Chief Information Officer. From June 1994 to March 1996, Mr. Geisel served as Executive Vice President, Global Solutions Delivery for Xerox Corporation, an office equipment company. From May 1993 to June 1994, Mr. Geisel was a consultant. From September 1992 to June 1993, Mr. Geisel served as President and Chief Executive Officer of White Pine Software, Inc., a desktop connectivity software company. From February 1987 to September 1992, Mr. Geisel was President and Chief Executive Officer of IIS Inc., a software, systems and information services firm he founded in 1987. Mr. Geisel holds an M.S.E. and a B.S.E. from Arizona State University.

    Mr. Hahn joined the Company in November 1995 as Vice President, Enterprise Technology, in connection with the Company's acquisition of Collabra Software, Inc., a collaborative computing software company, where Mr. Hahn served as President and Chief Executive Officer from February 1993 to November 1995. Mr. Hahn was elected to Senior Vice President in January 1996 and in October 1996 was elected Senior Vice President and General Manager of the Server Product Division. From September 1992 to February 1993, Mr. Hahn was employed by Merrill, Pickard, Anderson & Eyre, a venture capital firm. From June 1990 to August 1992, he served as Vice President, General Manager of the cc:Mail Division of Lotus Development Corporation, now a subsidiary of IBM. Prior to that time, he served as Vice President and General Manager, Server Products Division at Convergent Technologies/Unysis Corporation. Mr. Hahn holds a B.S. from the Worcester Polytechnic Institute.

    Mr. Homer joined the Company in October 1994 as Vice President, Marketing and was elected to Senior Vice President in January 1996. From April 1994 to October 1994, Mr. Homer was a consultant. From August 1993 to April 1994, Mr. Homer served as Vice President, Engineering at EO Corporation, a handheld computer manufacturer, and from July 1991 to July 1993, Mr. Homer was Vice President, Marketing of GO Corporation, a pen-based software company. He had previously been Director of Product Marketing of Apple, where he held various technical and marketing positions from 1982 through 1991. Mr. Homer holds a B.S. from the University of California, Berkeley.

    Ms. Katz joined the Company in May 1995 as Vice President, General Counsel and Secretary and was elected to Senior Vice President in January 1996. From March 1993 until joining the Company, Ms. Katz served as Senior Vice President and General Counsel of McCaw. In addition, from March 1992 until joining the Company, Ms. Katz served as Senior Vice President and General Counsel of LIN Broadcasting Corporation, a subsidiary of McCaw. Prior to March 1992, Ms. Katz was in private legal practice, most recently as a partner in the law firm of Heller, Ehrman, White & McAuliffe. Ms. Katz is a Fellow of the Discovery Institute and serves as a member of the Board of Directors of the Software Publishers

Association. Ms. Katz holds a J.D. from the University of Washington School of Law, a Ph.D. from Columbia University, an M.A. from New York University and a B.A. from Stanford University.

    Ms. Malefyt joined the Company in December 1994 as Vice President, Human Resources and was elected to Senior Vice President in January 1996. From May 1988 to December 1994, Ms. Malefyt served as a Director, Human Resources at Silicon Graphics. Prior to that time, she served as Vice President, Human Resources at ISI. Ms. Malefyt holds an M.S. from Antioch University and a B.A. from Harding University.

    Mr. Rulon-Miller joined the Company in October 1994 as Vice President, Sales and Field Operations and was elected to Senior Vice President in January 1996. From December 1992 to October 1994, Mr. Rulon-Miller was President and Chief Executive Officer of Software Alliance Corp., a software company and a subsidiary of Teknekron Communications Systems Inc. From October 1986 to December 1992, he served as Vice President, Sales, of North American Operations of NeXT Software, Inc., a software company. Mr. Rulon-Miller has previously held management positions at Tandem Computers, Inc., American Express Company and IBM. Mr. Rulon-Miller holds a B.A. from Princeton University.

    Dr. Schell joined the Company in October 1994 as Vice President, Engineering and was elected to Senior Vice President in January 1996. In October 1996, Dr. Schell was elected to the position of Senior Vice President and General Manager of the Client Product Division. From January 1993 to October 1994, Dr. Schell was employed by Symantec Corporation, a software company, most recently as Vice President/ General Manager of the Central Point Division (formerly Central Point Software, Inc.). From March 1989 to December 1992, he served as Vice President, Languages and dBase at Borland International, a database software company. Prior to that time, Dr. Schell held various management positions at Sun and Intel Corporation. Dr. Schell holds a Ph.D., an M.S. and a B.A. from the University of Illinois.

    Mr. Sha joined the Company in August 1994 as Vice President and General Manager, Integrated Applications and was elected to Senior Vice President in January 1996. From June 1990 to August 1994, Mr. Sha served as Vice President, Unix Division at Oracle, a database software company. From June 1986 to June 1990, he served as Vice President/General Manager, Advanced Systems Division at Wyse Technology, Inc. Mr. Sha holds an M.S.E.E. from the University of California, Berkeley, an M.B.A. from Santa Clara University and a B.S.E.E. from National Taiwan University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company made its initial public offering on August 8, 1995 at a price of $14.00 per share (as adjusted to reflect a two-for-one stock split effective January 1996). The Company's common stock is listed on the Nasdaq National Market under the symbol "NSCP." The following table sets forth the high and low sale prices per share of the Company's common stock for the periods indicated, as adjusted to reflect the two-for-one stock split.

                                              HIGH       LOW
                                            --------   --------
          1995
          Third Quarter (beginning August
            9, 1995)......................  $ 37 3/8   $ 22 7/8
          Fourth Quarter..................  $ 87       $ 28

          1996
          First Quarter...................  $ 86       $ 34 3/4
          Second Quarter..................  $ 75 1/4   $ 42 1/2
          Third Quarter...................  $ 65 1/2   $ 34 1/2
          Fourth Quarter..................  $ 66       $ 38 1/2

          1997
          First Quarter (through March 17,
            1997).........................  $ 59 1/2   $ 25 1/2

    As of March 17, 1997, there were 2,468 holders of record of the Company's common stock. Because many of the Company's shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never declared or paid any cash dividends on its common stock. Since the Company currently intends to retain all future earnings to finance future growth, it does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

    The information required by this item is incorporated by reference to the section entitled "Selected Consolidated Financial Data" in the Company's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is incorporated by reference to the Consolidated Financial Statements, and the related notes thereto, Report of Independent Auditors and the Supplementary Quarterly Consolidated Financial Data in the Company's 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

    With the exception of the information specifically incorporated by reference from the 1996 Annual Report to Stockholders in Parts II and IV of this Form 10-K, the Company's 1996 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Proposal One--Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal One--Election of Directors--Director Compensation" and "Executive Officer Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Share Ownership by Principal Stockholders and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions with Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Form 10-K:

    1. FINANCIAL STATEMENTS. The following consolidated financial statements, and the related notes thereto, of the Company and the Report of Independent Auditors are incorporated by reference to the Company's 1996 Annual Report to Stockholders.

        Report of Ernst & Young LLP, Independent Auditors

        Consolidated Balance Sheets as of December 31, 1996 and 1995

        Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996

        Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996

        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

        Notes to Consolidated Financial Statements

    2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of the Company for each of the years ended December 31, 1996, 1995 and 1994 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

                                                                        PAGE
                                                                      NUMBER
                                                                  -----------
Schedule II--Valuation and Qualifying Accounts..................         S-1

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

    3. EXHIBITS: The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

(b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by the Company in the fourth quarter ended December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 1997.

                                NETSCAPE COMMUNICATIONS CORPORATION

                                By:            /s/ PETER L.S. CURRIE
                                     -----------------------------------------
                                                 Peter L.S. Currie,
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                      OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on March 28, 1997 on behalf of the Registrant and in the capacities and indicated:

          SIGNATURE                         TITLE
------------------------------  ------------------------------

                                President and Chief Executive
    /s/ JAMES L. BARKSDALE        Officer and Director
------------------------------    (principal executive
      James L. Barksdale          officer)

                                Senior Vice President and
    /s/ PETER L.S. CURRIE         Chief Financial Officer
------------------------------    (principal financial
      Peter L.S. Currie           officer)

                                Vice President, Finance and
     /s/ NOREEN G. BERGIN         Corporate Controller
------------------------------    (principal accounting
       Noreen G. Bergin           officer)

      /s/ JAMES H. CLARK
------------------------------  Chairman of the Board
        James H. Clark

    /s/ MARC L. ANDREESSEN
------------------------------  Director
      Marc L. Andreessen

     /s/ ERIC A. BENHAMOU
------------------------------  Director
       Eric A. Benhamou

      /s/ L. JOHN DOERR
------------------------------  Director
        L. John Doerr

     /s/ JOHN E. WARNOCK
------------------------------  Director
       John E. Warnock

                      NETSCAPE COMMUNICATIONS CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                    BALANCE AT                                 BALANCE AT
                                                                   BEGINNING OF     COST AND     DEDUCTIONS/     END OF
CLASSIFICATION                                                        PERIOD        EXPENSES     WRITE-OFFS      PERIOD
----------------------------------------------------------------  ---------------  -----------  -------------  -----------
Year ended December 31, 1994
Allowance for doubtful accounts.................................     $  --          $     104     $  --         $     104
                                                                         -----     -----------        -----    -----------
                                                                         -----     -----------        -----    -----------
Year ended December 31, 1995
Allowance for doubtful accounts.................................     $     104      $     572     $      (9)    $     667
                                                                         -----     -----------        -----    -----------
                                                                         -----     -----------        -----    -----------
Year ended December 31, 1996
Allowance for doubtful accounts.................................     $     667      $   4,376     $    (147)    $   4,896
                                                                         -----     -----------        -----    -----------
                                                                         -----     -----------        -----    -----------

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                                              EXHIBIT DESCRIPTION
----------  --------------------------------------------------------------------------------------------------------
 2.1        Agreement and Plan of Reorganization dated as of September 21, 1995 by and among Registrant, NSCP
            Acquisition Corporation ("Merger Sub") and Collabra Software, Inc. ("Collabra") (WHICH IS INCORPORATED
            HEREIN BY REFERENCE TO EXHIBIT 2.1 TO THE REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED NOVEMBER 9, 1995
            ("REGISTRANT'S 1995 8-K")).
 2.2        Agreement of Merger dated November 8, 1995 by and between Merger Sub and Collabra (WHICH IS INCORPORATED
            HEREIN BY REFERENCE TO EXHIBIT 2.2 TO THE REGISTRANT'S 1995 8-K).
 2.3        Agreement and Plan of Reorganization dated as of January 31, 1996 by and among Registrant, NSCP
            Corporation ("Sub") and InSoft, Inc. ("InSoft") (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT
            2.3 TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
            ("REGISTRANT'S 1995 10-K")).
 2.4        Agreement of Merger dated April 25, 1996 by and between Sub and InSoft (WHICH IS INCORPORATED HEREIN BY
            REFERENCE TO EXHIBIT 2.2 TO THE REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED APRIL 25, 1996).
 3.(i)      Restated Certificate of Incorporation, as amended through January 23, 1996 (WHICH IS INCORPORATED HEREIN
            BY REFERENCE TO EXHIBIT 3.(I) TO THE REGISTRANT'S 1995 10-K).
 3.(ii)     Amended and Restated Bylaws of Registrant, as amended through January 24, 1997.
 4.1        Form of Registrant's Common Stock Certificate (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 4.1
            TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-1, REGISTRATION NO. 33-93862 ("REGISTRANT'S 1995
            S-1").
 4.2        Second Amended and Restated Investors' Rights Agreement dated April 5, 1995 (WHICH IS INCORPORATED
            HEREIN BY REFERENCE TO EXHIBIT 4.2 TO THE REGISTRANT'S 1995 S-1).
 10.1*      Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.1 TO THE REGISTRANT'S 1995 S-1).
 10.2*      Form of Restricted Stock Purchase Agreement (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.2
            TO THE REGISTRANT'S 1995 S-1).
 10.3*      1994 Stock Option Plan and related agreements, as amended (WHICH IS INCORPORATED HEREIN BY REFERENCE TO
            EXHIBIT 10.3 TO THE REGISTRANT'S 1995 S-1).
 10.4*      1995 Stock Plan and related agreements (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.4 TO THE
            REGISTRANT'S 1995 S-1).
 10.5*      1995 Employee Stock Purchase Plan and related agreements (WHICH IS INCORPORATED HEREIN BY REFERENCE TO
            EXHIBIT 10.5 TO THE REGISTRANT'S 1995 S-1).
 10.6*      1995 Director Option Plan and related agreements (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT
            10.6 TO THE REGISTRANT'S 1995 S-1).
 10.7*      Collabra Software, Inc. 1993 Incentive Stock Plan (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT
            4.3 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO. 33-99198).
 10.8*      InSoft, Inc. 1993 Stock Option Plan (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 4.3 TO THE
            REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO. 333-4222).
 10.9*      Netcode Corporation 1996 Stock Plan (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 4.3 TO THE
            REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO. 333-4478).
 10.10*     Employment Agreement between Registrant and James L. Barksdale dated January 4, 1995 (WHICH IS
            INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.7 TO THE REGISTRANT'S 1995 S-1).
 10.11*     Employment Offer Letter from Registrant to Conway Rulon-Miller dated October 3, 1994 (WHICH IS
            INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.16 TO THE REGISTRANT'S 1995 S-1).
 10.12+     License and Series A Stock Purchase Agreement between Registrant and RSA Data Security, Inc. dated
            August 19, 1994 (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.9 TO THE REGISTRANT'S 1995
            S-1).
 10.13      Lease between Registrant and Ellis-Middlefield Business Park dated October 14, 1994 (WHICH IS
            INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.11 TO THE REGISTRANT'S 1995 S-1).

 EXHIBIT
  NUMBER                                              EXHIBIT DESCRIPTION
----------  --------------------------------------------------------------------------------------------------------
 10.14      Lease between Registrant and Ellis-Middlefield Business Park dated April 28, 1995 (WHICH IS INCORPORATED
            HEREIN BY REFERENCE TO EXHIBIT 10.12 TO THE REGISTRANT'S 1995 S-1).
 10.15      Lease between Registrant and Sobrato Development Companies dated August 1995 (WHICH WAS PREVIOUSLY FILED
            AS EXHIBIT 10.14 TO THE REGISTRANT'S 1995 10-K).
 10.16      Lease between Registrant and Renault & Handley Employees Investment Co. dated December 12, 1995 (WHICH
            WAS PREVIOUSLY FILED AS EXHIBIT 10.15 TO THE REGISTRANT'S 1995 10-K).
 10.17      Lease between Registrant and 464 Ellis Street Associates, L.P. dated January 23, 1997 (includes Phase I and Phase II).
 11.1       Statement of computation of earnings per share.
 13.1       Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 expressly incorporated by reference herein.
 21.1       Subsidiaries of the Registrant.
 23.1       Consent of Ernst & Young LLP, Independent Auditors.
 27.1       Financial Data Schedule for the fiscal year ended December 31, 1996.

------------------------

+ Confidential treatment has been previously granted for certain portions of these exhibits.

*   Indicates management compensatory plan, contract or arrangement.