Form 10-Q
period 1997-03-31
NETSCAPE COMMUNICATIONS CORP
filed 1997-05-15
CIK 944458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)
       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTER ENDED MARCH 31, 1997

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
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or                             Identification
         organization)                                No.)

             501 EAST MIDDLEFIELD ROAD, MOUNTAIN VIEW, CALIFORNIA  94043
                 (Address of principal executive offices)  (zip code)

          Registrant's telephone number, including area code: (415) 254-1900

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]   No  [ ]


The number of shares outstanding of the registrant's Common Stock as of May 5, 1997 was 88,252,277.

                                        INDEX

                         NETSCAPE COMMUNICATIONS CORPORATION


PART I. FINANCIAL INFORMATION

                                                                                                                  Page
                                                                                                                  ----
Item 1.  Financial Statements (Unaudited)

         (a)  Condensed Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996 . . . . . . .      3

         (b)  Condensed Consolidated Statements of Income for the Three Months Ended March 31, 1997
              and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

         (c)  Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
              1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

         (d)  Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .      6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . .      8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         NETSCAPE COMMUNICATIONS CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                             ASSETS

                                                                                  MARCH 31, 1997   DECEMBER 31, 1996
                                                                                  --------------   -----------------
                                                                                      (Unaudited)
 Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .          $103,289             $87,530
    Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . .           114,682             113,034
    Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . .           117,727             110,627
    Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .            21,956              20,347
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,012              16,892
                                                                                 ------------------------------------
         Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .           373,666             348,430

 Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .           103,039              86,567
 Long-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .            80,881              90,504
 Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,235              11,949
                                                                                 ------------------------------------
                                                                                        $570,821            $537,450
                                                                                 ------------------------------------
                                                                                 ------------------------------------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $33,085             $27,634
    Accrued compensation and related liabilities . . . . . . . . . . . . . . .            15,435              17,162
    Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .            14,353              12,781
    Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,829               7,731
    Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            93,214              80,294
    Current portion of long-term obligations and installment notes payable . .               893                 714
                                                                                 ------------------------------------
         Total current liabilities . . . . . . . . . . . . . . . . . . . . . .           166,809             146,316

 Long-term obligations and installment notes payable . . . . . . . . . . . . .                70                 484

 Stockholders' equity:
    Preferred stock, common stock and additional paid-in capital . . . . . . .           403,346             399,022
    Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .            (5,514)             (6,128)
    Retained earnings (accumulated deficit). . . . . . . . . . . . . . . . . .             5,717              (2,227)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               393                 (17)
                                                                                 ------------------------------------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .           403,942             390,650
                                                                                 ------------------------------------
                                                                                        $570,821            $537,450
                                                                                 ------------------------------------
                                                                                 ------------------------------------

                               See accompanying notes.

                         NETSCAPE COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except per share data)


                                                       QUARTERS ENDED MARCH 31,
                                                       -----------------------
                                                          1997         1996
                                                          ----         ----
                                                             (Unaudited)
 Revenues:
    Product revenues . . . . . . . . . . . . . . . .    $89,769      $49,051
    Service revenues . . . . . . . . . . . . . . . .     30,472        7,070
                                                       ----------------------
      Total revenues . . . . . . . . . . . . . . . .    120,241       56,121
 Cost of revenues:
    Cost of product revenues . . . . . . . . . . . .      9,751        6,811
    Cost of service revenues . . . . . . . . . . . .      6,067        1,683
                                                       ----------------------
      Total cost of revenues . . . . . . . . . . . .     15,818        8,494
                                                       ----------------------
 Gross profit. . . . . . . . . . . . . . . . . . . .    104,423       47,627
 Operating expenses:
    Research and development . . . . . . . . . . . .     28,975       14,126
    Sales and marketing. . . . . . . . . . . . . . .     54,042       25,805
    General and administrative . . . . . . . . . . .      9,691        5,206
                                                       ----------------------
      Total operating expenses . . . . . . . . . . .     92,708       45,137
                                                       ----------------------
 Operating income. . . . . . . . . . . . . . . . . .     11,715        2,490
    Interest income, net . . . . . . . . . . . . . .      2,395        2,431
    Equity in net losses of joint ventures . . . . .     (1,501)          --
                                                       ----------------------
      Interest and other income, net . . . . . . . .        894        2,431
                                                       ----------------------
 Income before income taxes. . . . . . . . . . . . .     12,609        4,921
 Provision for income taxes. . . . . . . . . . . . .      4,665        1,332
                                                       ----------------------
 Net income. . . . . . . . . . . . . . . . . . . . .     $7,944       $3,589
                                                       ----------------------
                                                       ----------------------

 Net income per share. . . . . . . . . . . . . . . .      $0.09        $0.04
                                                       ----------------------
                                                       ----------------------

 Shares used in computing net income per share . . .     90,785       85,003
                                                       ----------------------
                                                       ----------------------

                               See accompanying notes.

                         NETSCAPE COMMUNICATIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)



                                                                                                QUARTERS ENDED MARCH 31,
                                                                                                ------------------------
                                                                                                    1997      1996
                                                                                                    ----      ----
                                                                                                     (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $7,944    $3,589
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,573     2,306
    Amortization of deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .       614       614
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,609)        _
   Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (7,100)  (22,424)
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       880    (3,932)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,451    12,644
    Accrued compensation and related liabilities . . . . . . . . . . . . . . . . . . . . . . .    (1,727)    2,462
    Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,572       676
    Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,098     1,065
    Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,920    24,313
                                                                                                 ------------------
 Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . . . .    28,616    21,313

 CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (24,045)  (14,341)
 Increase in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,286)      731
 Purchases of investments available-for-sale . . . . . . . . . . . . . . . . . . . . . . . . .   (41,059) (168,839)
 Maturities of investments available-for-sale. . . . . . . . . . . . . . . . . . . . . . . . .    34,016   137,608
 Sales of investments available-for-sale . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,993    26,126
                                                                                                 ------------------
 Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (17,381)  (18,715)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on installment notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (235)     (141)
 Proceeds from issuance of common stock, net . . . . . . . . . . . . . . . . . . . . . . . . .     4,324     1,363
                                                                                                 ------------------
 Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . . . . . .     4,089     1,222

 Effect of foreign exchange rate changes on cash and cash equivalents. . . . . . . . . . . . .       435        --
                                                                                                 ------------------

 Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .    15,759     3,820
 Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . . . . . . . .    87,530    55,276
                                                                                                 ------------------
 Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . . . . . . . .  $103,289   $59,096
                                                                                                 ------------------
                                                                                                 ------------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $4,176       $19

                                See accompanying notes.

                         NETSCAPE COMMUNICATIONS CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods do not necessarily indicate the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Netscape Communications Corporation ("Netscape" or the "Company") for the year ended December 31, 1996 and the notes thereto incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

PER SHARE AMOUNTS

Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options (using the treasury stock method).

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 is not material.

REVENUE RECOGNITION

The Company's product revenues are derived from product licensing fees, while service revenues are derived from fees for support, training, consulting, and Web advertising and content. Product revenues, net of allowances for future returns, are generally recognized when a license agreement is in effect, the product has been shipped, the license fee is fixed or determinable, no significant vendor obligations remain, and collectibility is reasonably assured. Product revenues from OEMs are generally recognized upon delivery of product masters provided that the license fees are fixed and collectibility is not dependent upon resale to the end users. Otherwise, these product revenues are recognized upon notification of delivery to the end user. Product and service revenues from customer subscription and technical support contracts are recognized ratably over the term of the contract period, which is typically 12 months. Payments for subscription and support fees are generally made in advance and are nonrefundable. Service revenues from training and consulting are recognized when the services are performed. Service revenues from the sale of Web advertising and content are recognized in the period in which the content is displayed on a Web page of the Company. Costs related to insignificant obligations, primarily telephone support, are accrued upon shipment and included in cost of revenues.

CASH, CASH EQUIVALENTS, SHORT- AND LONG-TERM INVESTMENTS

Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of 90 days or less. Short- and long-term investments consist of debt securities with original maturities primarily between 90 days and five years. The debt securities are all classified as available-for-sale. Long-term investments additionally include equity holdings in both public and private high-technology companies, which have been classified as available-for-sale. Unrestricted public equity securities with a readily determinable fair value, and debt securities, are stated at fair value, which is determined based upon the quoted market prices of the securities. Other equity securities are stated at cost.

JOINT VENTURES

In April 1996, the Company formed a joint venture with GE Information Services to form Actra Business Systems L.L.C. ("Actra") to develop and market software for Internet-based business-to-business electronic commerce. The Company acquired for cash a 50% joint venture interest in the outstanding common stock of Actra.

    In July 1996, the Company formed a joint venture called Navio Communications, Inc. ("Navio"), an independent Internet software company, to deliver core, scaleable technology for the Netscape Navigator for a wide-variety of consumer and non-PC products such as televisions, telephones, set-top boxes, game players, and the new breed of network computers and information appliances. The Company acquired for cash and the contribution of certain technology licenses a 50% joint venture interest in the outstanding voting capital stock of Navio.

    The Company reports its share of earnings and losses of the joint ventures under the equity method of accounting. In the quarter ended March 31, 1997, the Company entered into a preliminary agreement to form an additional joint venture with Novell, Inc. The joint ventures are in the development stage and will incur escalating losses in the near term. The balance of investments in joint ventures at March 31, 1997 was immaterial.

SUBSEQUENT EVENTS

On April 30, 1997, the Company announced the signing of definitive agreements to acquire DigitalStyle Corporation ("DigitalStyle"), a Web graphics tools vendor, and Portola Communications, Inc. ("Portola"), a company with expertise in high performance messaging systems. Under the terms of the agreements, the Company will purchase all of the outstanding capital stock and will assume all of the outstanding stock options of DigitalStyle and Portola, both privately held companies, for an aggregate of approximately 2.1 million shares of the Company's common stock, subject to adjustment. Both acquisitions will be accounted for as purchase transactions. The Company anticipates that a substantial portion of the purchase price for each acquisition will be written off as in-process research and development in the quarter in which the transactions close. The transactions are currently anticipated to close in the second or third quarter of this year and are subject to customary conditions of closing, including regulatory and other approvals.

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT NETSCAPE'S INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY NETSCAPE'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 UNDER "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" ON PAGES 27 THROUGH 42 THEREOF. PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY LANGUAGE IN THE SECTIONS ENTITLED "PLANNED PRODUCTS AND RELEASES," "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION --PRODUCT INTRODUCTIONS AND TRANSITIONS" AND "-- COMPETITION." UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Form 10-K and the 1996 Annual Report to Stockholders (the "Annual Report"). The following discussion should be read in conjunction with the section entitled "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Form 10-K, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

OVERVIEW

Netscape Communications Corporation ("Netscape" or the "Company") is a leading provider of open software for linking people and information over private enterprise networks ("intranets") based on transmission control protocol/Internet protocol ("TCP/IP") and the Internet. The Company was incorporated in April 1994 and completed business combinations with Collabra Software, Inc. ("Collabra") in November 1995 and InSoft, Inc. ("InSoft") in April 1996. InSoft was incorporated in September 1991, and Collabra was incorporated in February 1993. The business combinations were treated as poolings of interest for accounting purposes, and accordingly, the historical financial statements for the Company have been restated as if the transactions occurred at the beginning of the earliest period presented. The Company additionally completed business combinations with Netcode Corporation ("Netcode") and Paper Software, Inc. ("Paper") in April 1996 and May 1996, respectively, in transactions accounted for as poolings of interest. Operating results since January 1, 1996, have been restated to reflect the operating results of Netcode and Paper.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

    RECENT EVENTS

On April 30, 1997, the Company announced the signing of definitive agreements to acquire DigitalStyle Corporation ("DigitalStyle"), a Web graphics tools vendor, and Portola Communications, Inc. ("Portola"), a company with expertise in high performance messaging systems. Under the terms of the agreements, the Company will purchase all of the outstanding capital stock and will assume all of the outstanding stock options of DigitalStyle and Portola, both privately held companies, for an aggregate of approximately 2.1 million shares of the Company's common stock, subject to adjustment. Both acquisitions will be accounted for as purchase transactions. The Company anticipates that a substantial portion of the purchase price for each acquisition will be written off as in-process research and development in the quarter in which the transactions close. The transactions are currently anticipated to close in the second or third quarter of this year and are subject to customary conditions of closing, including regulatory and other approvals.

    There can be no assurance that Netscape will complete the proposed mergers or that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the mergers or that management will be successful in its efforts to integrate the operations of the acquired companies. Although the Company believes the proposed acquisitions described above are in the best interest of the Company and its stockholders, there are significant risks associated with these transactions, including but not limited to: (i) difficulties in integration of the companies, (ii) difficulties in maintaining revenue levels during product transitions, (iii) difficulties or delays in achieving product and technology integration benefits, and (iv) increased competition from other software companies. Further, the proposed acquisitions described above all relate to companies that are in their early stages of development. As a result, the Company believes that the increases in costs of revenue and in operating expenses (due in part to amortization of goodwill and other intangible assets and charges associated with in-process research and development) associated with the development and integration of these new technologies will, in the near term, greatly exceed any associated increases in revenues, which will have an adverse impact on operating results.

    In the quarter ended March 31, 1997 the Company entered into a preliminary agreement to form a joint venture with Novell, Inc. ("Novell"). Regulatory approval was granted in May 1997. See "--Results of Operations--Revenues--Product Revenues." The Company expects to make further acquisitions and investments and to enter into further joint ventures and strategic alliances, some of which may be material, when it believes such transactions will complement its overall business strategy. However, such transactions, and in particular the acquisitions of high-technology companies, are inherently risky and there can be no assurance that the proposed acquisitions or any such future transactions or joint ventures will be successful and will not adversely affect the Company's business, operating results, or financial condition.

    RISKS RELATED TO PRODUCT INTRODUCTIONS AND TRANSITIONS

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

POSSIBLE DEFERRAL OF PURCHASES; POSSIBLE DELAY IN COMMERCIAL AVAILABILITY; POSSIBLE PRODUCT DEFECTS. In the near term, the Company's revenues may be materially adversely affected as prospective customers defer purchases of the Company's current products in anticipation of the commercial release of the new products. Furthermore, the Company has in the past experienced delays in the commercial availability of new products, and there can be no assurance that Netscape SuiteSpot 3.0 and Netscape Communicator will be commercially available in the second quarter of 1997, particularly since the software in these products is more complex than the Company's previous products, needs extensive testing to ensure compatibility with a variety of other software programs, and needs debugging prior to commercial release. Delays in the commencement of commercial shipment of Netscape SuiteSpot 3.0 or Netscape Communicator may result in customer dissatisfaction and delay or loss of revenues. In addition, software products as complex as those offered by the Company frequently contain errors or bugs, especially when first made commercially available. Although the Company conducts extensive product testing, the Company has in the past released products that contain such defects. Therefore, there can be no assurance that, despite testing by the Company and by current and potential customers, errors or bugs will not be discovered after the new products are installed and used by customers, which could result in delay or loss of revenue, delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results or financial condition.

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

COMPETITION; MANAGEMENT OF GROWTH. With the introduction of Netscape SuiteSpot 3.0 and Netscape Communicator, the Company will face new competition from providers of enterprise software, most of whom have longer operating histories, larger installed customer bases, existing relationships with prospective enterprise customers and significantly greater financial, technical, marketing, public relations and distribution resources than the Company. The Company's future success will depend to a large degree upon its ability to address the increasingly sophisticated needs of its customers in the face of such intense competition, and there can be no assurance that the Company will be able to compete successfully in this market, particularly given the advantages many of its competitors have. See "--Competition." In addition, expansion of the Company's product line will require more management attention. This may place a significant strain on the Company's management and operations. The Company's inability to effectively compete or manage its expanding product line would have a material adverse effect on the Company's business, operating results and financial condition.

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

MICROSOFT. Microsoft is devoting a significant portion of its substantial resources to developing, marketing and distributing Internet and intranet software and services in an attempt to gain market share. Microsoft bundles its own browser with its Windows 95 operating system, allows it to be downloaded for free over the Internet and offers it as a free product to distributors and end-users, including distributors and end-users of the Company's products. Microsoft recently introduced a new version of this browser that has similar features and functionality to the browser features of Netscape Navigator 3.0, and this new version has reduced Netscape Navigator's market share. Microsoft has also announced that future versions of its Microsoft Office Applications suite will offer enhanced Internet and intranet capability that may be dependent upon certain functionality of Microsoft's browser. Further, in August 1996, Microsoft shipped Version 2.0 of its Internet Information Server ("IIS") that is bundled with Microsoft's Windows NT Advanced Server operating system at no additional cost, and in December 1996, Microsoft shipped Version 3.0 of its IIS which can be downloaded from the Internet at no additional cost. The release of such products may cause further price pressure on Netscape's server products and may reduce Netscape's market share. Microsoft has also been adding Internet and intranet capability to its range of server software offered on the Windows NT operating system. Microsoft is bundling a Web authoring tool for free with its NT Server and recently introduced a server that will compete with Netscape Proxy Server. Further, Microsoft is expected to soon begin offering products in the commercial applications software area, particularly products competitive to Netscape Merchant System. In June 1996, Microsoft announced server products for Internet service providers ("ISPs") and content providers to set up Web servers and related services. In the intranet software market, Microsoft has recently begun offering Microsoft Exchange, an email and groupware product that operates in conjunction with Microsoft's Back Office and browser products. Microsoft also recently announced its Outlook product, which is intended to be an email client for intranets and the Internet.

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

    Competitive factors in the market for Internet and intranet software and services include core technology, breadth of product features, product quality, marketing and distribution resources, pricing, and customer service and support. Except as set forth above, the Company believes it presently competes favorably with respect to each of these factors. However, the market and competition are still new and rapidly emerging, especially the intranet software market, and there can be no assurance that the Company will be able to compete successfully against current or future competitors, nor can there be any assurance that this competition will not result in price reductions of the Company's products or loss of market share or will not in some other manner materially adversely affect the Company's business, operating results and financial condition. See "-- Risks Related to Product Introductions and Transitions."

    POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Although Netscape has achieved earnings per share growth in previous quarters, the Company's expenses are relatively fixed in the near term, and unexpected variances in planned revenues, which are difficult to forecast, can result in variations in operating margins and earnings. The Company typically operates with minimal backlog; therefore, quarterly sales and operating results generally depend on the volume and timing of orders received within the quarter, which are difficult to forecast, as well as on its ability to fulfill such orders. Moreover, the Company typically recognizes a substantial portion of its revenues in the last month of each quarter. Accordingly, the Company will likely be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate material adverse impact on the Company's business, operating results, and financial condition. Further, as the Company becomes increasingly focused on sales to enterprise customers, the Company expects that a limited number of large sales may account for a significant portion of revenue in some quarters, resulting in fluctuations in revenue in future periods and adversely impacting operating results in periods of lower than expected revenue.

    The Company believes that significant ongoing investment in all areas of the business will continue to be critical to the success of Netscape. Specifically, the Company plans to continue increasing its operating expenses to fund greater levels of research and development, expand the sales and marketing infrastructure domestically and internationally, improve core management information systems, and broaden customer support capabilities. The Company also continues to seek acquisitions, strategic investments, and joint ventures that complement the Company's overall business strategy. As a result of these factors, the Company directs a significant percentage of its revenues towards operating expenses and towards non-operating expenses associated with equity interests in joint ventures and strategic investments. These planned increases in operating and non-operating expenses will adversely impact operating results in the near future, particularly after adjusting for the impact of any merger-related charges, amounts of purchased in-process research and development, and any amortization of goodwill and other intangible assets from acquisitions accounted for by the purchase method of accounting, and such planned increases may materially adversely affect the Company's business, operating results, and financial condition, especially to the extent that they precede associated revenues by a quarter or are not followed by increased revenues. In particular, the Company anticipates that a substantial portion of the purchase price of each of DigitalStyle and Portola will be written off as in-process research and development in the quarter in which the transactions close (currently expected to be in the second or third quarter of this year).
As a result, historical growth rates for revenue and net income are not expected to be sustained.

    The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, market acceptance of new products (especially Netscape Communicator, which is currently in public beta release, and Netscape SuiteSpot 3.0, of which some components are currently shipping and others are in public beta release), the timing of large sales (particularly to enterprise customers), more complex products with higher prices and longer sales cycles, price changes by the Company or its competitors, the mix of distribution channels through which products are sold, the mix of products and services sold, the mix of international and North American revenues, costs of litigation, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions (such as the change in client and server pricing effective as of December 15, 1996) or enter into business combinations (such as the Collabra, InSoft, Netcode, and Paper business combinations and the pending business combinations with DigitalStyle and Portola) that could have a material adverse effect on the Company's business, operating results, or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied on as any indication of future performance. Because of all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

RESULTS OF OPERATIONS

The following table sets forth operating results, in absolute dollars and as a percentage of total revenues, for the quarters ended March 31, 1997, December 31, 1996, and March 31, 1996.


                                                                                   QUARTERS ENDED
                                                               -------------------------------------------------------
                                                               MARCH 31, 1997     DECEMBER 31, 1996     MARCH 31, 1996
                                                               --------------     -----------------     --------------
                                                                          (In thousands, except per share data)
                                                                                    (Unaudited)
Total revenues . . . . . . . . . . . . . . . . . . . . . .   $120,241    100.0%  $115,052    100.0%   $56,121    100.0%
Cost of revenues . . . . . . . . . . . . . . . . . . . . .     15,818     13.2     14,749     12.8      8,494     15.1
                                                            -----------------------------------------------------------
Gross profit . . . . . . . . . . . . . . . . . . . . . . .    104,423     86.8    100,303     87.2     47,627     84.9

Operating expenses:
 Research and development. . . . . . . . . . . . . . . . .     28,975     24.1     26,832     23.3     14,126     25.2
 Sales and marketing . . . . . . . . . . . . . . . . . . .     54,042     44.9     51,410     44.7     25,805     45.9
 General and administrative. . . . . . . . . . . . . . . .      9,691      8.1     11,074      9.6      5,206      9.3

 Property rights agreement and related charges . . . . . .        -         -         250      0.2        -         -
                                                            -----------------------------------------------------------
   Total operating expenses. . . . . . . . . . . . . . . .     92,708     77.1     89,566     77.8     45,137     80.4
Operating income . . . . . . . . . . . . . . . . . . . . .     11,715      9.7     10,737      9.4      2,490      4.5

 Interest income, net. . . . . . . . . . . . . . . . . . .      2,395      2.0      2,179      1.9      2,431      4.3
 Equity in net losses of joint ventures. . . . . . . . . .     (1,501)    (1.2)      (926)    (0.8)       -         -
                                                            -----------------------------------------------------------

   Other income, net . . . . . . . . . . . . . . . . . . .        894      0.8      1,253      1.1      2,431      4.3
                                                            -----------------------------------------------------------
Income before income taxes . . . . . . . . . . . . . . . .     12,609     10.5     11,990     10.5      4,921      8.8
Provision for income taxes . . . . . . . . . . . . . . . .      4,665      3.9      3,234      2.9      1,332      2.4
                                                            -----------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . .     $7,944      6.6%    $8,756      7.6%    $3,589      6.4%
                                                            -----------------------------------------------------------
                                                            -----------------------------------------------------------

Net income per share . . . . . . . . . . . . . . . . . . .      $0.09               $0.10               $0.04
                                                            ----------          ---------           ---------
                                                            ----------          ---------           ---------

    REVENUES

The Company derives its revenues from license fees for its software products and fees for services, which are generally charged separately from software licenses. Product revenues consist of product licensing fees, and service revenues consist of fees for maintenance and support services, training, consulting, and Web advertising and content.

                                                                                   QUARTERS ENDED
                                                               -------------------------------------------------------
                                                               MARCH 31, 1997     DECEMBER 31, 1996     MARCH 31, 1996
                                                               --------------     -----------------     --------------

                                                                                  (In thousands)
                                                                                    (Unaudited)
Client . . . . . . . . . . . . . . . . . . . . . . . . . .    $43,148     35.9%   $58,539     50.9%   $34,987     62.3%
Server, commercial applications and other. . . . . . . . .     46,621     38.8     37,456     32.5     14,064     25.1
                                                            -----------------------------------------------------------
   Total product revenues. . . . . . . . . . . . . . . . .     89,769     74.7     95,995     83.4     49,051     87.4
Services . . . . . . . . . . . . . . . . . . . . . . . . .     30,472     25.3     19,057     16.6      7,070     12.6
                                                            -----------------------------------------------------------
   Total revenues. . . . . . . . . . . . . . . . . . . . .   $120,241    100.0%  $115,052    100.0%   $56,121    100.0%
                                                            -----------------------------------------------------------
                                                            -----------------------------------------------------------

     TOTAL REVENUES. Total revenues for the quarters ended March 31, 1997 and 1996 were $120.2 million and $56.1 million, respectively, representing a 114.3% increase. The Company experienced absolute dollar growth in both major product groups and in service revenues in the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. In general, the Company has experienced revenue growth in all product lines offered by the Company as a result of higher volumes of software license and server-related product sales, as opposed to higher prices. In particular, server, commercial applications, and other revenues increased 231.5% from the first quarter of 1996 to the first quarter of 1997 as a result of an expanded core server product line and general growth in the market for intranet-related software products in the corporate environment. Service revenues experienced growth in absolute dollars and as a percentage of total revenues between each period primarily due to increased fees from the sale of Web advertising and content, and, to a lesser extent, sales of consulting services and increased technical support services provided to a larger installed base of customers. A significant portion of revenue in the first quarter of 1997, as in prior quarters, was attributable to several large licensing transactions. In general, the Company's revenue stream is comprised of transactions which have increased significantly in average size over the past several quarters. Such large licensing transactions, including licenses to OEM and enterprise customers, are expected to continue to account for a significant portion of revenue in future quarters. The loss or deferral of, or failure to consummate, one or more such large licensing transactions could have a material adverse impact on results of operations in future quarters.

    Total revenues for the quarters ended March 31, 1997 and December 31, 1996 were $120.2 million and 115.1 million, respectively, representing a 4.5% increase. The Company experienced absolute dollar and percentage growth in the server, commercial applications and other product group and in service revenues, but the client product group decreased in both absolute dollars and as a percentage of revenues from the fourth quarter of 1996 to the first quarter of 1997. Although the Company experienced absolute dollar and percentage growth quarter to quarter, the growth in revenues of 4.5% reflects a lower revenue growth rate than the Company has experienced in recent quarters. The Company believes that this lower growth rate was due to longer sales cycles associated with the Company's efforts to sell significantly more complex products and solutions to corporate enterprise users, training requirements for both customers and Netscape personnel and distribution partners associated with the more complex products and solutions, customers delaying purchases in anticipation of Netscape Communicator and Netscape Suitespot 3.0, and increased competition.

    PRODUCT REVENUES. Product revenues for the quarters ended March 31, 1997, December 31, 1996, and March 31, 1996 were $89.8 million, $96.0 million and $49.1 million, respectively, representing an 83.0% increase year to year and a 6.5% decrease from the fourth quarter of 1996 to the first quarter of 1997. The growth year to year was primarily a result of the Company expanding its product line from five server products and two client products at the end of the first quarter of 1996 to nine server products and three client products by the end of the first quarter of 1997, as well as increased unit shipments of products shipping in 1996.

    While client product revenues experienced absolute dollar growth in the first quarter of 1997 compared to the first quarter of 1996, client product revenues decreased in absolute dollars and as a percentage of total revenues in the first quarter of 1997 as compared to the fourth quarter of 1996. The Company believes that this was a result of (i) larger average transaction sizes for client product sales, which increased the units sold but resulted in lower average selling prices ("ASP's") due to volume discounts, (ii) the announcement in October 1996 of the forthcoming Netscape Communicator product, which may have led to some corporate and reseller customers delaying purchases in anticipation of the new product, and (iii) the seasonally lower demand for the Company's products experienced in the first quarter, particularly in the retail channel. The Company expects to commercially release Netscape Communicator in the second quarter of 1997.

    Licenses of the Company's server, commercial applications and other software revenues accounted for $46.6 million, or 38.8% of the Company's total revenues, in the quarter ended March 31, 1997 as compared to $37.5 million, or 32.5% of total revenues, in the quarter ended December 31, 1996, and $14.1 million, or 25.1% of total revenues in the quarter ended March 31, 1996. The growth in server and commercial applications revenues between periods was primarily accounted for by an increase in the unit volume of core server products, as opposed to commercial applications products. In addition, the quarter ended March 31, 1997 was the first full quarter the Company's Client Access Licensing pricing program (described below) was in place which, the Company believes, has increased server product revenues. Overall, the Company believes that this growth reflected the increased market demand for intranet server products such as the Netscape Enterprise Server and, in particular, the Netscape SuiteSpot bundle, which allows customers to choose server components from the complete Netscape server product line.

    The Company expects that the percentage of product revenues attributable to its server, commercial applications, and other software products as compared to its client product line will fluctuate in future periods depending on the timing of new product introductions, consumer buying patterns, pricing actions taken by the Company, competition, and other factors. In general, it is the Company's strategy to achieve a greater percentage of revenues from its server product family in future periods, although there can be no assurance that the Company will be successful at achieving this goal. In conjunction with the October 1996 announcement of the Company's planned Netscape SuiteSpot 3.0 and Netscape Communicator products, the Company announced a new pricing program that makes Netscape client and server products available on a combined per seat basis. In addition, certain server products were priced depending on the number of client computers that would access the server ("client access licenses"). In both of these cases, as customers increase the number of users to prescribed levels, additional incremental license charges will apply but are subject to volume and other discounts. Because the Company's server and client product lines account for the vast majority of the Company's total revenues, any change in pricing could have a material adverse effect on sales of the Company's products and, consequently, could have a materially adverse effect on the Company's business, operating results, or financial condition.

    During the quarter ended March 31, 1997, the Company entered into a significant license agreement with Novell to sell the Netscape SuiteSpot family of server software on the Novell IntranetWare networking platform. The agreement provides for substantial revenues to be paid to the Company during the quarter and over a period of several years. Separately, the Company agreed to invest $10 million for a minority equity interest in a joint venture with Novell subject to governmental approvals. Upon formation of the joint venture, the license agreement will be assigned by Novell to the joint venture. If the joint venture is not formed, the Company will not make any such investment and the license remains in effect with Novell as the licensee.

    SERVICE REVENUES. Service revenues for the quarters ended March 31, 1997, December 31,1996, and March 31,1996 were $30.5 million, $19.1 million, and $7.1 million, respectively. Service revenues experienced growth in absolute dollars and as a percentage of total revenues between each period primarily due to increased fees from the sale of Web advertising and content, and, to a lesser extent, sales of consulting services and increased technical support services provided to a larger installed base of customers. The Company believes that service revenues may fluctuate as a percentage of total revenues in future periods depending on the timing of the sale of Web advertising and content, growth in the installed base of technical support contracts, and the continued expansion of the Company's professional services consulting organization.

    CHANNEL MIX. The Company distributes substantially all of its products through a combination of direct (including field sales, Internet-based sales, and telesales) and indirect (including original equipment manufacturers or OEMs, systems integrators, value-added resellers or VARS, and software retailers) channels.

    The Company experienced absolute dollar growth across all channels for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996, except the retail channel. The Company believes that the decline in retail channel revenues was primarily due to reduced demand associated with the anticipated release of the Netscape Communicator. OEM and VAR channel revenues combined increased in the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. The growth in these channels was due to increased revenues attributable to an increased number of OEMs and VARs as well as increased sales from those OEMs and VARs that partnered with the Company prior to the first quarter of 1996.

    The Company experienced absolute dollar growth across all distribution channels except the retail channel in the quarter ended March 31, 1997 compared to the quarter ended December 31, 1996. The Company believes that the decline in retail revenues was primarily due to the anticipated release of the Netscape Communicator, as well as seasonally lower demand in the first calendar quarter associated with consumer buying patterns.

    In general, it is the Company's strategy to increase indirect channel revenues as a percentage of total revenues in future periods, although there can be no assurance that the Company will be successful at accomplishing this goal. Specifically, the Company believes that indirect channels will account for a greater percentage of total revenues as OEM and VAR channels become more established and are further leveraged by the Company, and as the absolute number of OEM and VAR partners increases. In the near term, however, the distribution of revenues among channels will fluctuate depending on the timing of new product releases, the Company's ability to expand, leverage, and educate OEMs and VARs, the timing of larger enterprise sales in strategic accounts through the Company's direct sales force, and, to a lesser extent, customer buying patterns, which typically impact revenues in the retail channel.

    GEOGRAPHIC MIX. International revenues (sales outside of North America) historically have been comprised of product revenues and, in particular, client product revenues. For the quarters ended March 31, 1997, December 31, 1996, and March 31, 1996 international revenues were 25.9%, 29.7%, and 26.9% of total revenues, respectively. International revenues experienced absolute dollar growth in the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 due to increased sales and marketing efforts in Europe and the Pacific Rim, as well as increased demand for Internet- and Intranet-related products, particularly client software, in international markets. The decline, in both absolute dollars and as a percentage of total revenues, from the quarter ended December 31, 1996 to the quarter ended March 31, 1997 was primarily due to the decline in client product revenues, as discussed above, slower growth in international demand for server products as compared to North America, and increased service revenues, which are primarily North

American based. The Company is continuing to make significant investments in international markets through the deployment of sales personnel in several countries in Europe, Latin America, and the Pacific Rim, as well as through partnering with OEMs and VARs throughout the world. Management believes that international revenues may account for a greater percentage of total revenues in future periods, although this percentage may fluctuate in the near term as a result of localized product release timing, competition, the general demand for Internet- and intranet-related products in international markets, and the timing of large product and service transactions.

    The Company invoices the customers of its international subsidiaries in both U.S. dollars and the local currencies of its subsidiaries. The Company has not engaged in foreign currency hedging activities, and a portion of its international revenues is currently subject to currency exchange fluctuation risk. The Company anticipates that international revenues may increase as a percentage of total revenues in the future, and, as a result, foreign currency exposure may increase.

    GROSS MARGIN

COST OF PRODUCT REVENUES. Cost of product revenues for all periods presented consisted primarily of the cost of product materials, royalties paid for licensed technology, and amounts paid to third-party vendors for sales administration, and order fulfillment. Cost of product revenues for the quarters ended March 31, 1997, December 31, 1996, and March 31, 1996 were 10.9%, 9.9%, and 13.9%, of related product revenues, respectively. The decrease in cost of product revenues in the first quarter of 1997 compared to the same quarter a year ago was due primarily to lower retail revenues as a percentage of total revenues in the first quarter of 1997, as retail revenues typically have higher material and fulfillment costs. Additionally, cost of products decreased due to larger average transaction sizes which typically carry lower material and fulfillment costs. Cost of product revenues increased as a percentage of related product revenue in the first quarter of 1997 compared to the immediately prior quarter primarily due to an increase in the amount of royalties paid for licensed technology and amounts paid to third party vendors.

    COST OF SERVICE REVENUES. Cost of service revenues for all periods presented consisted primarily of outside consulting services and personnel-related costs incurred in providing customer support, consulting services, and fees paid to third parties related to the sale of advertising. Cost of service revenues for the quarters ended March 31, 1997, December 31,1996, and March 31, 1996 were 19.9%, 27.4%, and 23.8% of related service revenues, respectively. The decreases as a percentage of revenue in the quarter ended March 31, 1997 from the quarters ended December 31, 1996 and March 31, 1996 was primarily due to the increase in Web advertising and content sales, which typically have higher margins than other service revenues. The Company believes that the gross margin earned on service revenues in the future may be adversely impacted by the composition of such revenues and increased costs incurred in achieving such revenues.

    Gross margins on total revenues may be impacted by the mix of distribution channels used by the Company, the mix of products or services sold, the mix of product revenues versus service revenues, the mix of international versus North American revenues, and the prices charged for products. The Company typically realizes higher gross margins on direct sales than on sales through VAR and software retail channels, higher gross margins on North American sales than international sales, and higher gross margins on product revenues than on service revenues. In addition, the Company earns lower gross margins on shrink-wrap product licenses than on right-to-copy licenses such as those entered into with OEM partners. During the quarter ended March 31, 1997, overall average sales prices continued to be adversely impacted, and may continue to be adversely impacted in the future, by increased sales through OEM and VAR channels and by an increase in the number of large sales to enterprises, which are typically subject to volume discounts. The effect on the margins of this decline in overall selling prices was partially mitigated by the decline in retail sales as a percentage of total revenue (which typically have lower gross margins associated with packaging costs) in the first quarter of 1997 compared to the immediate prior quarter, as well as to the first quarter of 1996. In addition, gross margins may be adversely impacted by increased international revenues as a percentage of total revenues and increased service revenues as a percentage of total revenues. In addition, the Company expects that the total gross margin will fluctuate in future periods due to increased costs associated with licensed technology included in both client and server products and product warranty costs, which include 90-day free telephone support for Netscape Navigator products.

    OPERATING EXPENSES

The increase in the Company's total operating expenses in absolute dollars in the quarter ended March 31, 1997 compared to the quarter ended December 31, 1996, and the quarter ended March 31, 1996 reflects the Company's rapid growth and expansion in all operating areas. The Company believes that continued expansion of operations is essential to achieving and maintaining a strong competitive position. In particular, the Company anticipates headcount growth in most functional areas in future quarters, increased investment in sales and marketing programs, expenditures related to acquisitions and investments and substantial charges associated with in-process research and development. Additionally, the Company anticipates continued increases in its infrastructure-related expenses, such as costs for facilities, telecommunications, and management information systems.

    The Company recorded deferred compensation of $11.1 million for the difference between the grant price and the deemed fair value of the Company's common stock for stock options granted in the first six months of 1995. Operating expenses include $614,000 of non-cash charges associated with the amortization of such deferred compensation in each of the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996. The remaining deferred compensation will be amortized to operating expense over the related 50-month vesting period of the shares and will therefore continue to have an adverse impact on the Company's operating results. Specifically, the Company will record additional operating expenses of $614,000 for the quarter ended June 30, 1997 and in QUARTERLY periods thereafter associated with deferred compensation amortization.

    RESEARCH AND DEVELOPMENT. Research and development expenses consisted primarily of salaries and consulting fees to support product development. Research and development expenses were $29.0 million, $26.8 million and $14.1 million for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively, or 24.1% , 23.3% and 25.2% of total revenues, respectively. The absolute dollar increases in each of the periods were primarily attributable to increased staffing and external consultant costs. The capitalizable portion of the software development costs have been immaterial and, to date, have been expensed as incurred. Management believes that research and development activities are a critical area for investment in the Company and, as a result, intends to increase the level of research and development expenses in future periods, which may cause increases in such expenses as a percentage of total revenues in future periods.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, consulting fees, travel, and advertising. Sales and marketing expenses were $54.0 million, $51.4 million and $25.8 million for the quarters ended March 31, 1997, December 31, 1996, and March 31, 1996, respectively, or 44.9%, 44.7%, and 45.9% of total revenues, respectively. The absolute dollar increases in each of the quarters were generally due to increased staffing, marketing programs, costs associated with opening new sales offices, sales commissions on increased revenues, and continued investment in Europe and the Pacific Rim. The Company intends to increase the level of sales and marketing expenses in future periods, which may cause increases in such expenses as a percentage of total revenues in future periods.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, fees for professional services, and accounts receivable allowances. General and administrative expenses for the quarters ended March 31, 1997, December 31, 1996, and March 31, 1996 were $9.7 million , $ 11.1 million, and $5.2 million, or 8.1%, 9.6%, and 9.3% of total revenues, respectively. The absolute dollar increases from the quarter ended March 31, 1996 were primarily attributable to increased staffing, increased fees for professional services, and higher accounts receivable allowances to support higher revenue levels. The decrease in absolute dollars and as a percentage of total revenues in the first quarter of 1997 compared to the immediate prior quarter was due to increased accounts receivable allowances made in the fourth quarter of 1996. The Company intends to increase the level of general and administrative expenses in future periods, which may cause increases in such expenses as a percentage of total revenues in future periods.

    NET INTEREST INCOME

    Net interest income was flat at $2.4 million for the quarters ended March 31, 1997 and 1996, respectively, although investment balances increased, due primarily to lower market interest rates on average cash and investment balances. Net interest income rose slightly in the quarter ended March 31, 1997 compared to the quarter ended December 31, 1996, consistent with the increase in the cash, cash equivalent, and investment balances. Pretax interest income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes to market interest rates for investments.

    EQUITY IN NET LOSSES OF JOINT VENTURES

Equity in net losses of joint ventures, which began to be incurred in the second quarter of 1996, were $1.5 million and $926,000 for the quarters ended March 31, 1997 and December 31, 1996, respectively. They reflect the Company's share of the net losses of the Company's joint ventures under the equity method of accounting. The Company may provide additional contributions to these joint ventures in the future. Each of the joint ventures are in the development stage and will incur escalating losses in the near term as the joint ventures grow and increase operating expenses to fund their growth.

    INCOME TAXES

The Company recorded an income tax provision equal to 37% of pretax income in the first quarter of 1997. This rate approximates the net effective statutory federal and state rates adjusted for tax exempt interest income and tax credits.

    The Company anticipates its 1997 effective tax rate to be approximately
37%, excluding the effect of the acquisitions of DigitalStyle and Portola announced in April 1997; however, the rate could change based upon a change in the estimated amount or geographic mix of the Company's earnings, the amount of permanent reinvestment offshore of a portion of the Company's 1997 earnings, changes in U.S. tax law such as reinstatement of the research tax credit, or the effect of future acquisitions, including the acquisitions of DigitalStyle and Portola.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's principal source of liquidity was $218.0 million in cash, cash equivalents, and short-term investments, representing a $17.4 million increase from the December 31, 1996 balance of $200.6 million. During the same period, long-term investments decreased by $9.6 million from $90.5 million at December 31, 1996, to $80.9 million at March 31, 1997. The Company's cash and short-term investments are managed to be available for strategic investment opportunities or other potential cash needs in the future. The Company has no material debt.

    For the quarters ended March 31, 1997 and 1996, cash provided by operating activities of $28.6 million and $21.3 million, respectively, was primarily attributable to increases in net income, deferred revenues, and accounts payable, partially offset by the growth in accounts receivable. Cash used in investing activities of $17.4 million and $18.7 million for the quarters ended March 31, 1997 and 1996, respectively, related primarily to capital expenditures of $24.0 million and $14.3 million, respectively. The capital expenditures primarily consisted of purchases of computer hardware and software as well as leasehold improvements and furniture and fixtures related to additional leased facilities. The Company estimates that capital expenditures will increase in future quarters. Cash flows from financing activities of $4.1 million and $1.2 million in the quarters ended March 31, 1997 and March 31, 1996, respectively, were primarily attributable to proceeds from the issuance of common stock under the Company's stock option plans.

    Deferred revenues primarily consist of the unrecognized portion of product and service revenues received pursuant to subscription and support contracts, respectively, and the unrecognized portion of nonrefundable, prepaid license royalties received pursuant to reseller agreements. Deferred revenues increased from $80.3 million at December 31, 1996, to $93.2 million at March 31, 1997, due to an increase in the number of reseller agreements, the amount of prepayments received pursuant to reseller agreements and, to a lesser extent, an increase in the number of training, consulting, and subscription and support contracts.

    The Company's principal commitments as of March 31, 1997 consisted of payments under operating leases for monthly rent and operating lease agreements that include commitments by the Company to complete the build-out of certain tenant improvements.

    Management believes existing cash and investments together with cash flows expected to be generated from operations will be sufficient to meet the Company's operating requirements for at least the next 12 months.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.



(a)      Exhibits:

         Exhibit 11.1  Statements of Computation of Earnings Per Share.
         Exhibit 27.1  Financial Data Schedule.

(b)      Reports on Form 8-K:

         None.

ITEMS 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following authorized representatives.




                                             NETSCAPE COMMUNICATIONS CORPORATION

Date:  May 15, 1997      By: /s/ PETER L.S. CURRIE
     -------------------     ----------------------
                             Peter L.S. Currie,
                             Senior Vice President and
                             Chief Financial Officer
                             (PRINCIPAL FINANCIAL OFFICER)

Date:  May 15, 1997      By: /s/ NOREEN G. BERGIN
     -------------------     --------------------
                             Noreen G. Bergin
                             Vice President, Finance and Corporate Controller
                             (PRINCIPAL ACCOUNTING OFFICER)