Form 10-Q
period 1997-06-30
NETSCAPE COMMUNICATIONS CORP
filed 1997-08-14
CIK 944458

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

                            FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                               OR

                / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to            .

                        Commission File Number: 0-26310

                      NETSCAPE COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       94-3200270
         (State or other jurisdiction                (I.R.S. Employer Identification No.)
      of incorporation or organization)

           501 EAST MIDDLEFIELD ROAD, MOUNTAIN VIEW, CALIFORNIA 94043

              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (415) 254-1900

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the registrant's Common Stock as of July 31, 1997 was 90,486,656.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                      NETSCAPE COMMUNICATIONS CORPORATION

                                                                                                                           PAGE
                                                                                                                           -----
PART I. FINANCIAL INFORMATION

           Item 1.    Financial Statements (Unaudited)

                      (a)        Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996......           3

                      (b)        Condensed Consolidated Statements of Operations for the Three and Six Months Ended
                                 June 30, 1997 and 1996...............................................................           4

                      (c)        Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,
                                 1997 and 1996........................................................................           5

                      (d)        Notes to Condensed Consolidated Financial Statements.................................           6

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........
                                                                                                                                 9

PART II. OTHER INFORMATION

           Item 2.    Changes in Securities...........................................................................          20

           Item 4.    Submission of Matters to a Vote of Security Holders.............................................          20

           Item 6.    Exhibits and Reports on Form 8-K................................................................          20

           Signatures.................................................................................................          22

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      NETSCAPE COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                     DECEMBER 31,
(In thousands)                                                                                           1996
                                                                                         JUNE 30,    ------------
                                                                                           1997
                                                                                        -----------
                                                                                        (Unaudited)
                                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $  59,813    $   87,530
  Short-term investments..............................................................     110,695       113,034
  Accounts receivable, net............................................................     164,311       110,627
  Deferred tax assets.................................................................      24,508        20,347
  Other current assets................................................................      17,605        16,892
                                                                                        -----------  ------------
    Total current assets..............................................................     376,932       348,430

Property and equipment, net...........................................................     110,895        86,567
Long-term investments.................................................................     105,844        90,504
Other assets..........................................................................      16,663        11,949
                                                                                        -----------  ------------
                                                                                         $ 610,334    $  537,450
                                                                                        -----------  ------------
                                                                                        -----------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................   $  36,684    $   27,634
  Accrued compensation and related liabilities........................................      21,395        17,162
  Other accrued liabilities...........................................................      19,975        12,781
  Income taxes payable................................................................       9,088         7,731
  Deferred revenues...................................................................     101,221        80,294
  Current portion of long-term obligations and installment notes payable..............         905           714
                                                                                        -----------  ------------
    Total current liabilities.........................................................     189,268       146,316

Deferred taxes and other long-term obligations........................................       1,470           484

Stockholders' equity:
  Preferred stock, common stock and additional paid-in capital........................     460,098       399,022
  Deferred compensation...............................................................      (4,900)       (6,128)
  Accumulated deficit.................................................................     (38,056)       (2,227)
  Other...............................................................................       2,454           (17)
                                                                                        -----------  ------------
    Total stockholders' equity........................................................     419,596       390,650
                                                                                        -----------  ------------
                                                                                         $ 610,334    $  537,450
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                            See accompanying notes.

                      NETSCAPE COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     THREE MONTHS ENDED    SIX MONTHS ENDED JUNE
                                                                          JUNE 30,                  30,
                                                                    ---------------------  ----------------------
                                                                       1997       1996        1997        1996
(In thousands, except per share data)                               ----------  ---------  ----------  ----------
Revenues:
  Product revenues................................................  $   99,056  $  62,296  $  188,825  $  111,347
  Service revenues................................................      36,151     12,710      66,623      19,780
                                                                    ----------  ---------  ----------  ----------
    Total revenues................................................     135,207     75,006     255,448     131,127
Cost of revenues:
  Cost of product revenues........................................      11,119      9,703      20,870      16,514
  Cost of service revenues........................................       6,198      2,325      12,265       4,008
                                                                    ----------  ---------  ----------  ----------
    Total cost of revenues........................................      17,317     12,028      33,135      20,522
                                                                    ----------  ---------  ----------  ----------
Gross profit......................................................     117,890     62,978     222,313     110,605
Operating expenses:
  Research and development........................................      31,836     17,826      60,811      31,952
  Sales and marketing.............................................      61,736     32,506     115,778      58,311
  General and administrative......................................      10,832      6,018      20,523      11,224
  Purchased in-process research and development and merger related
    charges.......................................................      52,587      6,100      52,587       6,100
                                                                    ----------  ---------  ----------  ----------
    Total operating expenses......................................     156,991     62,450     249,699     107,587
                                                                    ----------  ---------  ----------  ----------
Operating income (loss)...........................................     (39,101)       528     (27,386)      3,018
  Interest income, net............................................       2,443      1,878       4,838       4,309
  Equity in net losses of joint ventures..........................      (1,938)      (416)     (3,439)       (416)
                                                                    ----------  ---------  ----------  ----------
    Interest and other income, net................................         505      1,462       1,399       3,893
                                                                    ----------  ---------  ----------  ----------
Income (loss) before income taxes.................................     (38,596)     1,990     (25,987)      6,911
Provision for income taxes........................................       5,177      1,084       9,842       2,416
                                                                    ----------  ---------  ----------  ----------
Net income (loss).................................................  $  (43,773) $     906  $  (35,829) $    4,495
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------
Net income (loss) per share.......................................  $    (0.49) $    0.01  $    (0.41) $     0.05
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------
Shares used in computing net income (loss) per share..............      88,661     87,937      88,399      86,470
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------

                            See accompanying notes.

                      NETSCAPE COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................................................  $ (35,829) $   4,495
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Purchased in-process research and development...........................................     52,587         --
    Depreciation and amortization...........................................................     16,448      5,152
    Amortization of deferred compensation...................................................      1,228      1,228
    Deferred income taxes...................................................................     (1,424)        --
  Changes in assets and liabilities:
    Accounts receivable.....................................................................    (53,684)   (30,943)
    Other current assets....................................................................       (713)    (4,951)
    Accounts payable........................................................................      9,050     20,244
    Accrued compensation and related liabilities............................................      4,233      4,487
    Other accrued liabilities...............................................................      7,194      6,845
    Income taxes payable....................................................................      1,357         --
    Deferred revenues.......................................................................     20,927     34,584
                                                                                              ---------  ---------
Net cash provided by operating activities...................................................     21,374     41,141

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................................................    (40,776)   (41,641)
Increase in other assets....................................................................     (4,714)    (1,649)
Purchases of investments available-for-sale.................................................   (118,699)  (259,059)
Maturities of investments available-for-sale................................................     56,616    174,921
Sales of investments available-for-sale.....................................................     51,249     81,879
                                                                                              ---------  ---------
Net cash used in investing activities.......................................................    (56,324)   (45,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Tax benefit related to stock options........................................................      1,719         --
Payments on installment notes payable.......................................................         --       (197)
Proceeds from issuance of common stock, net.................................................      5,210      4,326
                                                                                              ---------  ---------
Net cash provided by financing activities...................................................      6,929      4,129

Effect of foreign exchange rate changes on cash and cash equivalents........................        304         --
                                                                                              ---------  ---------
Net decrease in cash and cash equivalents...................................................    (27,717)      (279)
Cash and cash equivalents at beginning of period............................................     87,530     55,276
                                                                                              ---------  ---------
Cash and cash equivalents at end of period..................................................  $  59,813  $  54,997
                                                                                              ---------  ---------
                                                                                              ---------  ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid...........................................................................  $   8,235  $     282
                                                                                              ---------  ---------
                                                                                              ---------  ---------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisitions........................................................  $  54,147  $      --
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                      NETSCAPE COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of the Company, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods do not necessarily indicate the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet as of December 31, 1996 has been derived from audited consolidated financial statements at that date. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Netscape Communications Corporation ("Netscape" or the "Company") for the year ended December 31, 1996 and the notes thereto incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

PER SHARE AMOUNTS

    Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares were not included in the computation of loss per share for the three and six months ended June 30, 1997 as their effect was antidilutive.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the three and six months ended June 30, 1997 and 1996 is not material.

REVENUE RECOGNITION

    The Company's product revenues are derived from product licensing fees, while service revenues are derived from fees for maintenance and support services, training, consulting, Web advertising, content co-marketing activities and trademark licensing. Product revenues, net of allowances for future returns, are generally recognized when a license agreement is in effect, the product has been shipped, the license fee is fixed or determinable, no significant vendor obligations remain and collectibility is reasonably assured. Product revenues from original equipment manufacturers ("OEMs") are generally recognized upon delivery of product masters provided that the license fees are fixed and collectibility is not dependent upon resale to the end users; otherwise, these product revenues are recognized upon notification of delivery to the end user. Product and service revenues from customer subscription and technical support contracts, as well as payments of minimum commitments received from third parties in association with co-marketing Web activities, are recognized ratably over the term of the contract period, which is typically 12 months. Payments for subscription and support fees are generally made in advance and are nonrefundable. Service revenues from training and consulting are recognized when the services are performed. Service revenues from Web advertising transactions are recognized in the period in which the content is displayed on a Web page of the Company. Service revenues from trademark licensing are recognized when a license agreement is executed and the fees are fixed. Costs related to insignificant obligations, primarily telephone support, are accrued upon shipment and included in cost of revenues.

                      NETSCAPE COMMUNICATIONS CORPORATION

                                  (Unaudited)

CASH, CASH EQUIVALENTS, SHORT- AND LONG-TERM INVESTMENTS

    Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of 90 days or less. Short- and long-term investments consist of debt securities with original maturities primarily between 90 days and five years. The debt securities are all classified as available-for-sale. Long-term investments additionally include equity holdings in both public and private technology companies, which have been classified as available-for-sale. Unrestricted public equity securities with a readily determinable fair value, and debt securities, are stated at fair value, which is determined based upon the quoted market prices of the securities. Other equity securities are stated at the lesser of cost or the net realizable value.

RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform with the current period presentation.

JOINT VENTURES

    In June 1997, the Company completed the formation of a joint venture, Novonyx, Inc., ("Novonyx"), with Novell, Inc. ("Novell"). Novell and the Company will collaborate to integrate certain products and services for networked enterprise customers building intranet and extranet applications. The Company acquired for cash a 9.9% ownership interest in the outstanding capital stock of Novonyx.

    The Company reports its share of earnings and losses of the joint ventures in which it owns a greater than 20% interest under the equity method of accounting. Other joint ventures in which the Company owns less than a 20% interest, including Network Computer, Inc., ("NCI"), and Novonyx, are stated at the lesser of cost or the net realizable value. The joint ventures are in the development stage and will incur escalating losses in the near term. The balance of investments in joint ventures at June 30, 1997 was immaterial.

BUSINESS COMBINATIONS

    In June 1997, the Company acquired Portola Communications, Inc. ("Portola"), a company with expertise in high-performance messaging systems, and DigitalStyle Corporation ("DigitalStyle"), a Web graphics tools vendor. The Company purchased all of the outstanding capital stock of each of the corporations and assumed all of their outstanding stock options in exchange for an aggregate of approximately two million shares of the Company's common stock. The acquisitions were accounted for as purchase transactions. Portola had an aggregate purchase price of approximately $32.2 million, primarily consisting of $31.2 million of stock issued and $934,000 of direct acquisition costs. DigitalStyle had an aggregate purchase price of approximately $26.0 million, primarily consisting of $22.9 million of stock issued and $2.1 million of direct acquisition costs.

    The aggregate purchase prices were allocated to the fair value of the assets acquired, the majority of which was purchased in-process research and development of $28.1 million for Portola and $24.5 million for DigitalStyle. Purchased in-process research and development represents the present value of the estimated cash flows expected to be generated by the purchased technology, which at the acquisition dates had not yet reached technological feasibility. As of the date of each of the acquisitions, the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the technology in different products, resale of the software and internal usage. The Company intends to continue devoting effort to developing commercially viable products from the

                      NETSCAPE COMMUNICATIONS CORPORATION

                                  (Unaudited)

purchased in-process research and development, although there can be no assurance that the Company will develop such commercially viable products. The value of the purchased in-process research and development was expensed at the time of each of the acquisitions. The total amount allocated to intangible assets from both acquisitions of $731,000 will be amortized on a straight-line basis over a period of three years from the date of each acquisition.

    The Company's results of operations include Portola and DigitalStyle's results of operations from the date of each acquisition. There can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with these transactions or that the Company will be successful in their efforts to integrate the operations of these companies.

    The pro forma results of operations of the Company for the six months ended June 30, 1997 and 1996, assuming the Portola and DigitalStyle acquisitions occurred at the beginning of each period presented and excluding the charge for purchased in-process research and development related to the acquisitions and with all material intercompany transactions eliminated, are as follows:

                                                                   SIX MONTHS ENDED JUNE
                                                                            30,
                                                                   ----------------------
(In thousands, except per share data)                                 1997        1996
                                                                   ----------  ----------
Total revenues...................................................  $  255,982  $  131,177
Net income.......................................................      14,578       3,376
Net income per share.............................................  $     0.16  $     0.04

    The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

SUBSEQUENT EVENTS

    In August 1997, the Company announced the completion of the merger of Navio Communications, Inc., a joint venture of the Company, with and into Network Computer, Inc., ("NCI"), a wholly-owned subsidiary of Oracle Corporation ("Oracle"). The surviving company, NCI, will create software for open standards-based network computers and other Internet appliances that will be used in homes, businesses and schools. Oracle will retain majority ownership in NCI, and the Company will retain a minority equity interest in NCI.

    THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT NETSCAPE'S INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY NETSCAPE'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 (THE "FORM 10-K") UNDER "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" ON PAGES 27 THROUGH 42 THEREOF, AS WELL AS THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997 (THE "FIRST QUARTER 10-Q REPORT") UNDER "CERTAIN FACTORS AFFECTING OPERATING RESULTS" ON PAGES 8 THROUGH 14 THEREOF. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN THE REPORTS AND OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the section entitled "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Form 10-K, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Stockholders (the "Annual Report") and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Operating Results" in the First Quarter 10-Q Report.

OVERVIEW

    Netscape Communications Corporation ("Netscape" or the "Company") is a leading provider of open software for linking people and information over private enterprise networks ("intranets") based on transmission control protocol/Internet protocol ("TCP/IP") and the Internet. As discussed in "Recent Events", the Company completed acquisitions of Portola Communications, Inc. ("Portola"), a company with expertise in high-performance messaging systems, and DigitalStyle Corporation ("DigitalStyle"), a Web graphics tools vendor, in June 1997, which were accounted for as purchase transactions.

RECENT EVENTS

    In June 1997, the Company completed the formation of a joint venture, Novonyx, Inc., ("Novonyx"), with Novell, Inc., ("Novell"). Novell and the Company will collaborate to integrate certain products and services for networked enterprise customers building intranet and extranet applications. The Company acquired for cash a 9.9% ownership interest in the outstanding capital stock of Novonyx.

    In June 1997, the Company acquired Portola and DigitalStyle. The Company purchased all of the outstanding capital stock of each of the companies and assumed all of their outstanding stock options in exchange for an aggregate of approximately two million shares of the Company's common stock. The acquisitions were accounted for as purchase transactions. Portola had an aggregate purchase price of approximately $32.2 million, primarily consisting of $31.2 million of stock issued and $900,000 of direct acquisition costs. DigitalStyle had an aggregate purchase price of approximately $26.0 million, primarily consisting of $22.9 million of stock issued and $2.1 million of direct acquisition costs.

    The aggregate purchase prices were allocated to the fair value of the assets acquired, the majority of which was purchased in-process research and development of $28.1 million for Portola and $24.5 million for DigitalStyle. Purchased in-process research and development represents the present value of the estimated cash flows expected to be generated by the purchased technology, which at the acquisition dates had not yet reached technological feasibility. As of the date of each of the acquisitions, the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the technology in different products, resale of the software and internal usage. The Company intends to continue devoting effort to developing commercially viable products from the purchased in-process research and development, although there can be no assurance that the Company will develop such commercially viable products. The value of the purchased in-process research and development was expensed at the time of each of the acquisitions. The total amount allocated to intangible assets from both acquisitions of $720,000 will be amortized on a straight-line basis over a period of three years from the date of each acquisition.

    The Company's results of operations include Portola and DigitalStyle's results of operations from the date of each acquisition. There can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with these transactions or that the Company will be successful in its efforts to integrate the operations of these companies.

    The Company expects to make further acquisitions and investments and to enter into further joint ventures and strategic alliances, some of which may be material, when it believes such transactions will complement its overall business strategy. However, such transactions, and in particular the acquisitions of technology companies, are inherently risky and there can be no assurance that the recently completed acquisitions or any such future transactions or joint ventures will be successful and will not adversely affect the Company's business, operating results, or financial condition. See "Recent Events" in the First Quarter 10-Q Report on pages 8 and 9 thereof.

SUBSEQUENT EVENTS

    In August 1997, the Company announced the completion of the merger of Navio Communications, Inc., a joint venture of the Company, with and into Network Computer, Inc., ("NCI"), a wholly-owned subsidiary of Oracle Corporation ("Oracle"). The surviving company, NCI, will create software for open standards-based network computers and other Internet appliances that will be used in homes, businesses and schools. Oracle will retain majority ownership in NCI, and the Company will retain a minority equity interest in NCI.

RESULTS OF OPERATIONS

    The following table sets forth operating results, in absolute dollars and as a percentage of total revenues, for the three months ended June 30, 1997, March 31, 1997 and June 30, 1996.

                                                                   THREE MONTHS ENDED
                                            ----------------------------------------------------------------
                                               JUNE 30, 1997         MARCH 31, 1997        JUNE 30, 1996
                                            --------------------  --------------------  --------------------
(In thousands, except per share data)
(Unaudited)
Total revenues............................  $ 135,207      100.0% $ 120,241      100.0% $  75,006      100.0%
Cost of revenues..........................     17,317       12.8     15,818       13.2     12,028       16.0
                                            ---------  ---------  ---------  ---------  ---------  ---------
Gross profit..............................    117,890       87.2    104,423       86.8     62,978       84.0

Operating expenses:
  Research and development................     31,836       23.5     28,975       24.1     17,826       23.8
  Sales and marketing.....................     61,736       45.7     54,042       44.9     32,506       43.3
  General and administrative..............     10,832        8.0      9,691        8.1      6,018        8.0
  Purchased in-process research and
    development and merger related
    charges...............................     52,587       38.9         --         --      6,100        8.1
                                            ---------  ---------  ---------  ---------  ---------  ---------
    Total operating expenses..............    156,991      116.1     92,708       77.1     62,450       83.3
                                            ---------  ---------  ---------  ---------  ---------  ---------
Operating income (loss)...................    (39,101)     (28.9)    11,715        9.7        528        0.7
Interest income, net......................      2,443        1.8      2,395        2.0      1,878        2.5
Equity in net losses of joint ventures....     (1,938)      (1.4)    (1,501)      (1.2)      (416)      (0.6)
                                            ---------  ---------  ---------  ---------  ---------  ---------
  Interest and other income, net..........        505        0.4        894        0.8      1,462        1.9
                                            ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes.........    (38,596)     (28.5)    12,609       10.5      1,990        2.7
Provision for income taxes................      5,177        3.9      4,665        3.9      1,084        1.4
                                            ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss).........................  $ (43,773)     (32.4%) $   7,944       6.6% $     906        1.2%
                                            ---------  ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) per share...............  $   (0.49)            $    0.09             $    0.01
                                            ---------             ---------             ---------
                                            ---------             ---------             ---------
Shares used in computing net income (loss)
  per share...............................     88,661                90,785                87,937
                                            ---------             ---------             ---------
                                            ---------             ---------             ---------
Excluding non-recurring purchased
  in-process research and development and
  merger related charges:
Net income................................  $   8,814        6.5% $   7,944        6.6% $   5,776        7.7%
                                            ---------  ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------  ---------
Net income per share......................  $    0.10             $    0.09             $    0.07
                                            ---------             ---------             ---------
                                            ---------             ---------             ---------
Shares used in computing net income per
  share...................................     91,049                90,785                87,937
                                            ---------             ---------             ---------
                                            ---------             ---------             ---------

    The following table sets forth operating results, in absolute dollars and as a percentage of total revenues, for the six months ended June 30, 1997 and 1996.

                                                                  SIX MONTHS ENDED JUNE 30,
                                                          ------------------------------------------
                                                                  1997                  1996
                                                          --------------------  --------------------
(In thousands, except per share data)
(Unaudited)
Total revenues..........................................  $ 255,448      100.0% $ 131,127      100.0%
Cost of revenues........................................     33,135       13.0     20,522       15.7
                                                          ---------  ---------  ---------  ---------
Gross profit............................................    222,313       87.0    110,605       84.3

Operating expenses:
  Research and development..............................     60,811       23.8     31,952       24.4
  Sales and marketing...................................    115,778       45.3     58,311       44.5
  General and administrative............................     20,523        8.0     11,224        8.6
  Purchased in-process research and development and
    merger related charges..............................     52,587       20.6      6,100        4.7
                                                          ---------  ---------  ---------  ---------
    Total operating expenses............................    249,699       97.7    107,587       82.2
                                                          ---------  ---------  ---------  ---------
Operating income (loss).................................    (27,386)     (10.7)     3,018        2.1
Interest income, net....................................      4,838        1.9      4,309        3.3
Equity in net losses of joint ventures..................     (3,439)      (1.4)      (416)     (0.3)
                                                          ---------  ---------  ---------  ---------
    Interest and other income, net......................      1,399        0.5      3,893        3.0
                                                          ---------  ---------  ---------  ---------
Income (loss) before income taxes.......................    (25,987)     (10.2)     6,911        5.1
Provision for income taxes..............................      9,842        3.8      2,416        1.7
                                                          ---------  ---------  ---------  ---------
Net income (loss).......................................  $ (35,829)     (14.0)% $   4,495       3.4%
                                                          ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------
Net income (loss) per share.............................  $   (0.41)            $    0.05
                                                          ---------             ---------
                                                          ---------             ---------
Shares used in computing net income (loss) per share....     88,399                86,470
                                                          ---------             ---------
                                                          ---------             ---------
Excluding non-recurring purchased in-process research
  and development and merger related charges:
Net income..............................................  $  16,758        6.6% $   9,365        7.1%
                                                          ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------
Net income per share....................................  $    0.18             $    0.11
                                                          ---------             ---------
                                                          ---------             ---------
Shares used in computing net income per share...........     90,917                86,470
                                                          ---------             ---------
                                                          ---------             ---------

REVENUES

    The Company derives its revenues from license fees for its software products and fees for services, which are generally charged separately from fees for software licenses. Product revenues consist of product licensing fees, and service revenues consist of fees for maintenance and support services, training, consulting, Web advertising, content co-marketing activities and trademark licensing.

                                                                   THREE MONTHS ENDED
                                            ----------------------------------------------------------------
                                               JUNE 30, 1997         MARCH 31, 1997        JUNE 30, 1996
                                            --------------------  --------------------  --------------------
(In thousands)
(Unaudited)
Client....................................  $  53,145       39.3% $  45,309       37.7% $  45,052       60.1%
Server, commercial applications and
  other...................................     45,911       34.0     44,460       37.0     17,244       23.0
                                            ---------  ---------  ---------  ---------  ---------  ---------
  Total product revenues..................     99,056       73.3     89,769       74.7     62,296       83.1
                                            ---------  ---------  ---------  ---------  ---------  ---------
Service...................................     36,151       26.7     30,472       25.3     12,710       16.9
                                            ---------  ---------  ---------  ---------  ---------  ---------
  Total revenues..........................  $ 135,207      100.0% $ 120,241      100.0% $  75,006      100.0%
                                            ---------  ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------  ---------

                                                                    SIX MONTHS ENDED JUNE 30,
                                                            ------------------------------------------
                                                                    1997                  1996
                                                            --------------------  --------------------
(In thousands)
(Unaudited)
Client....................................................  $  98,454       38.5% $  80,039       61.0%
Server, commercial applications and other.................     90,371       35.4     31,308       23.9
                                                            ---------  ---------  ---------  ---------
  Total product revenues..................................    188,825       73.9    111,347       84.9
Service...................................................     66,623       26.1     19,780       15.1
                                                            ---------  ---------  ---------  ---------
  Total revenues..........................................  $ 255,448      100.0% $ 131,127      100.0%
                                                            ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------

    TOTAL REVENUES. Total revenues for the three months ended June 30, 1997 and 1996 were $135.2 million and $75.0 million, respectively, representing an 80.3% increase. Total revenues for the six months ended June 30, 1997 and 1996 were $255.4 million and $131.1 million, respectively, representing a 94.8% increase. The Company experienced absolute dollar growth in both of its major product groups and in services in the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996. Total revenues for the three months ended June 30, 1997 and March 31, 1997 were $135.2 million and $120.2 million, respectively, representing a 12.4% increase. In general, the Company has experienced revenue growth in all of its product lines as a result of increased numbers of software licenses, as opposed to higher prices.

    A significant portion of revenue in the three and six months ended June 30, 1997, as in prior quarters, was attributable to several large licensing transactions. In general, the Company's revenue stream is comprised of transactions which have increased significantly in average dollar size over the past several quarters. Such large licensing transactions, including licenses to original equipment manufacturers ("OEMs") and enterprise customers, are expected to continue to account for a significant portion of revenue in future quarters. The loss or deferral of, or failure to consummate, one or more such large licensing transactions could have a material adverse impact on results of operations in future quarters.

    PRODUCT REVENUES. Client product revenues increased 18.0%, and server, commercial applications and other revenues increased 166.2%, from the three months ended June 30, 1996 to the three months ended June 30, 1997. Client product revenues increased 23.0%, and server, commercial applications and other revenues increased 188.7%, from the six months ended June 30, 1996 to the six months ended June 30, 1997. These increases were primarily due to an expanded client and server product line, increased unit shipments of existing products and general growth in the market for intranet-related software products in the corporate environment. Product revenues for the three months ended June 30, 1997 and March 31,

1997 were $99.1 million, or 73.3% of total revenues, and $89.8 million, or 74.7% of total revenues, respectively. Client product revenues increased in both absolute dollars and as a percentage of total revenues in the three months ended June 30, 1997 as compared to the three months ended March 31, 1997 primarily due to unit volume increases in sales associated with the release of the Netscape Communicator product in the latter half of the quarter. Revenues from the Company's server, commercial applications and other products for the three months ended March 31, 1997 reflected significant OEM sales, while revenues for the three months ended June 30, 1997 reflected strong growth in end user sales.

    The Company expects that the percentage of product revenues attributable to its server, commercial applications and other software products as compared to its client product line will fluctuate in future periods depending on the timing of new product introductions, consumer buying patterns, pricing actions taken by the Company, competition and other factors. During the quarter ended December 31, 1996, the Company introduced its Enterprise License Program which offered an alternative to the Company's standard retail model, bundling clients and servers to be sold on a per seat basis. As customers increase the number of users, additional incremental license charges will apply but are subject to volume and other discounts. Although the intent of the Enterprise License Program is to make the Company's enterprise software available to a greater number of customers and to generate greater revenue, any change in pricing or the pricing model for the Company's products could have an adverse impact on product sales, which could have a material adverse effect on the Company's results of operations.

    In July 1997, the Company announced its Enterprise Purchase Program, which modified the Company's Enterprise License Program in that the Company will now offer two editions of Netscape SuiteSpot: Netscape SuiteSpot Standard Edition and Netscape SuiteSpot Professional Edition. Per seat pricing was increased to reflect the added benefits of Netscape SuiteSpot Professional Edition but remained the same for the standard edition. In addition, the per seat pricing model was expanded to include as few as 100 users as opposed to 500 users previously. Under this program, prospective sales to customers with 500 or fewer users will be referred to the indirect channels.

    SERVICE REVENUES. Service revenues increased 184.4% from the three months ended June 30, 1996 to the three months ended June 30, 1997. Service revenues increased 236.8% from the six months ended June 30, 1996 to the six months ended June 30, 1997. Service revenues for the three months ended June 30, 1997 and March 31, 1997 were $36.2 million, or 26.7% of total revenues, and $30.5 million, or 25.3% of total revenues, respectively. The increases in all periods were due to increased Web advertising transactions, content co-marketing activities and trademark licensing, and to a lesser extent, increased consulting services and increased technical support services provided to a larger installed base of customers. The Company believes that service revenues may fluctuate as a percentage of total revenues in future periods depending on the timing of the Web advertising transactions, content co-marketing activities and trademark licensing, the rate of growth in the installed base of technical support contracts, and the planned expansion of the Company's professional services consulting organization.

    CHANNEL MIX. The Company distributes substantially all of its products through a combination of direct channels, including field sales, Internet-based sales and telesales, and indirect channels (including OEMs, systems integrators, value-added resellers ("VARs") and software retailers). Indirect sales for the three months ended June 30, 1997 and 1996 were 49.5% and 42.0% of total revenues, respectively. Indirect sales for the six months ended June 30, 1997 and 1996 were 49.6% and 44.1% of total revenues, respectively. These increases were due to an increase in OEM and VAR channel revenues, partially offset by a decrease in retail channel revenues. OEM and VAR channel revenues as a whole increased in absolute dollars primarily due to an increase in the number of OEMs and VARs as well as increased sales through the Company's preexisting OEMs and VARs. Indirect sales for the three months ended June 30, 1997 and March 31, 1997 remained constant at 49.5% and 49.8% of total revenues, respectively.

    In general, it is the Company's strategy to increase indirect channel revenues as a percentage of total revenues in future periods, although there can be no assurance that the Company will be successful at accomplishing this goal. Specifically, the Company believes that indirect channels will account for a greater percentage of total revenues as OEM and VAR channels become more established and are further leveraged by the Company, and as the absolute number of OEM and VAR partners increases. In the near term, however, the distribution of revenues among channels will fluctuate depending on the timing of new product releases, the Company's ability to expand, leverage, and educate OEMs and VARs, the timing of larger enterprise sales in strategic accounts through the Company's direct sales force, and, to a lesser extent, customer buying patterns, including that which can impact revenues in the retail channel.

    GEOGRAPHIC MIX. International revenues (sales outside of North America) for the three months ended June 30, 1997 and 1996 were 30.4% and 29.8% of total revenues, respectively. International revenues for the six months ended June 30, 1997 and 1996 were 28.3% and 28.6% of total revenues, respectively. International revenues for the three months ended June 30, 1997 and March 31, 1997 were 30.4% and 25.9% of total revenues, respectively. The increase was primarily due to increased international Website revenues, as well as sales and marketing efforts in Europe and the Pacific Rim.

    The Company is continuing to make significant investments in international markets through the deployment of sales personnel in several countries in Europe, Latin America and the Pacific Rim, as well as through partnering with OEMs and VARs throughout the world. The Company believes that international revenues may account for a greater percentage of total revenues in future periods, although this percentage may fluctuate in the near term as a result of localized product release timing, competition, the general demand for Internet-and intranet-related products in international markets, and the timing of large product and service transactions.

    The Company invoices the customers of its international subsidiaries in both U.S. dollars and the local currencies of its subsidiaries. The Company has not engaged in foreign currency hedging activities, and a portion of its international revenues is currently subject to currency exchange fluctuation risk. To the extent that international revenues may increase in the future, the Company's exposure to fluctuations in foreign currency exchange rates may correspondingly increase.

GROSS MARGIN

    Gross margins on total revenues may be affected by various factors, including the mix of distribution channels used by the Company, the mix of products and services sold, the mix of product revenues versus service revenues and the prices and fees charged for products.

    COST OF PRODUCT REVENUES. Cost of product revenues for all periods presented consisted primarily of the cost of product materials, royalties paid for licensed technology, and amounts paid to third-party vendors for sales administration and order fulfillment. Cost of product revenues for the three months ended June 30, 1997 and 1996 were 11.2% and 15.6% of related product revenues, respectively. Cost of product revenues for the six months ended June 30, 1997 and 1996 were 11.1% and 14.8% of related product revenues, respectively. These decreases were due primarily to lower retail revenues as a percentage of total revenues in the first six months of 1997, as retail revenues typically have higher material and fulfillment costs. Additionally, cost of product revenues decreased due to larger average transaction sizes in the first six months of 1997, which typically carry lower material and fulfillment costs. Cost of product revenues for the three months ended June 30, 1997 and March 31, 1997 were 11.2% and 10.9% of related product revenues, respectively. The slight increase was primarily due to an increase in the amount of royalties paid for licensed technology and amounts paid to third-party vendors. The Company believes that the gross margin earned on product revenues will fluctuate in future periods depending on the composition of such revenues and costs incurred in achieving such revenues, including the cost associated with licensed technology included in both client and server products, and product warranty costs, which includes telephone support for client products.

    COST OF SERVICE REVENUES. Cost of service revenues for all periods presented consisted primarily of outside consulting services and personnel-related costs incurred in providing customer support, consulting services and fees paid to third parties related to Web advertising transactions and content co-marketing activities. Cost of service revenues for the three months ended June 30, 1997 and 1996 were 17.1% and 18.3% of related service revenues, respectively. Cost of service revenues for the six months ended June 30, 1997 and 1996 were 18.4% and 20.3% of related service revenues, respectively. Cost of service revenues for the three months ended June 30, 1997 and March 31, 1997 were 17.1% and 19.9% of related service revenues, respectively. The decreases in all periods were primarily due to the increase in Web advertising transactions, content co-marketing activities and trademark licensing, which typically have lower associated costs than other service revenues. The Company believes that the gross margin earned on service revenues will fluctuate in future periods depending on the composition of such revenues and costs incurred in achieving such revenues.

OPERATING EXPENSES

    The Company's total operating expenses for the three months ended June 30, 1997 and 1996 were 116.1% and 83.3% of total revenues, respectively. Total operating expenses for the six months ended June 30, 1997 and 1996 were 97.7% and 82.2% of total revenues, respectively. Total operating expenses for the three months ended June 30, 1997 and March 31, 1997 were 116.1% and 77.1% of total revenues, respectively. In all periods, the increases reflect the non-recurring purchased in-process research and development charge in the second quarter of 1997, as well as the Company's growth and expansion in all operating areas.

    The Company's total operating expenses, excluding purchased in-process research and development and merger related charges, for the three months ended June 30, 1997 and 1996 were 77.2% and 75.1% of total revenues, respectively. The increase reflects the Company's growth and expansion in all operating areas. Total operating expenses, excluding purchased in-process research and development and merger related charges, for the six months ended June 30, 1997 and 1996 were 77.2% and 77.4% of total revenues, respectively. Total operating expenses, excluding purchased in-process research and development and merger related charges, for the three months ended June 30, 1997 and March 31, 1997 were 77.2% and 77.1% of total revenues, respectively. The Company believes that continued expansion of operations is essential to achieving and maintaining a strong competitive position. In particular, the Company anticipates headcount growth in most functional areas in future quarters and increased investment in sales and marketing programs. Additionally, the Company anticipates continued increases in its infrastructure-related expenses, such as costs for facilities, telecommunications, management information systems and acquisition integration. The Company also continues to seek acquisitions, strategic investments and joint ventures to complement the Company's overall business strategy. As a result of these factors, the Company directs a significant percentage of its revenues towards operating expenses and towards nonoperating expenses associated with equity interests in joint ventures and strategic investments.

    The Company recorded deferred compensation of $11.1 million for the difference between the grant price and the deemed fair value of the Company's common stock for stock options granted in the first six months of 1995. Operating expenses include $614,000 of non-cash charges associated with the amortization of such deferred compensation for each of the three months ended June 30, 1997 and 1996 and $1.2 million for each of the six months ended June 30, 1997 and 1996. The remaining deferred compensation will be amortized to operating expense over the related 50-month vesting period of the shares and will therefore continue to have an adverse impact on the Company's operating results. Specifically, the Company will record additional operating expenses of $614,000 for the three months ended September 30, 1997 and in quarterly periods thereafter associated with deferred compensation amortization until fully amortized.

    RESEARCH AND DEVELOPMENT. Research and development expenses consisted primarily of compensation and consulting fees to support product development. Research and development expenses for the three months ended June 30, 1997, March 31, 1997 and June 30, 1996 were $31.8 million, $29.0 million and $17.8 million, respectively, or 23.5%, 24.1% and 23.8% of total revenues, respectively. Research and development expenses for the six months ended June 30, 1997 and 1996 were $60.8 million and $32.0 million, respectively, or 23.8% and 24.4% of total revenues, respectively. The absolute dollar increases in each of the periods were primarily attributable to increased staffing and external consultant costs. The capitalizable portion of the software development costs have been immaterial and, to date, have been expensed as incurred. The Company believes that research and development activities are a critical area for investment in the Company and, as a result, intends to increase the level of research and development expenses in future periods, which may cause increases in such expenses as a percentage of total revenues in future periods.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, consulting fees, travel and advertising. Sales and marketing expenses for the three months ended June 30, 1997, March 31, 1997 and June 30, 1996 were $61.7 million, $54.0 million and $32.5 million, respectively, or 45.7%, 44.9% and 43.3% of total revenues, respectively. Sales and marketing expenses for the six months ended June 30, 1997 and 1996 were $115.8 million and $58.3 million, respectively, or 45.3% and 44.5% of total revenues, respectively. The absolute dollar and percentage increases in each of the periods were generally due to increased staffing, additional marketing programs, costs associated with opening new sales offices, sales commissions on increased revenues and continued investment in Europe, Latin America and the Pacific Rim. The Company intends to increase the level of sales and marketing expenses in future periods, which may cause increases in such expenses as a percentage of total revenues in future periods.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation, fees for professional services and accounts receivable allowances. General and administrative expenses for the three months ended June 30, 1997, March 31, 1997 and June 30, 1996 were $10.8 million, $9.7 million and $6.0 million, respectively, or 8.0%, 8.1% and 8.0% of total revenues, respectively. General and administrative expenses for the six months ended June 30, 1997 and 1996 were $20.5 million and $11.2 million, respectively, or 8.0% and 8.6% of total revenues, respectively. The absolute dollar increases in each of the periods were generally due to increased staffing, increased fees for professional services, and higher accounts receivable allowances to support higher revenue levels. The Company intends to increase the level of general and administrative expenses in future periods, which may cause increases in such expenses as a percentage of total revenues in future periods.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT AND MERGER RELATED
CHARGES. In the three and six months ended June 30, 1997, the Company expensed approximately $52.6 million as purchased in-process research and development in connection with the acquisitions of Portola and DigitalStyle. The value attributed to the in-process research and development was determined by an independent appraisal. There can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with these transactions or that the Company will be successful in its efforts to integrate the operations and technology of these companies.

    In the three and six months ended June 30, 1996, the Company incurred certain merger related charges totaling $6.1 million. These expenses related to the acquisitions of InSoft, Inc., Netcode Corporation and Paper Software, Inc., accounted for as poolings of interest, and were primarily associated with fees for investment banking, legal, accounting, severance costs and other related charges incurred with the acquisitions. The Company does not anticipate incurring any additional charges associated with these mergers.

NET INTEREST INCOME

    Net interest income for the three months ended June 30, 1997, March 31, 1997 and June 30, 1996 was $2.4 million, $2.4 million and $1.9 million, respectively. Net interest income for the six months ended June 30, 1997 and 1996 was $4.8 million and $4.3 million, respectively. The increases in the three and six months ended June 30, 1997 compared to the same periods in 1996 were the result of increased cash, cash equivalents and investment balances, partially offset by lower market interest rates on average cash and investment balances. Net interest income remained constant in the three months ended June 30, 1997 compared to the three months ended March 31, 1997 primarily due to the decrease in the cash, cash equivalents and investment balances offset by lengthened average maturities on securities, which generated higher yields. Pre-tax interest income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes to market interest rates for investments.

EQUITY IN NET LOSSES OF JOINT VENTURES

    Equity in net losses of joint ventures for the three months ended June 30, 1997, March 31, 1997 and June 30, 1996 were $1.9 million, $1.5 million and $416,000, respectively. Equity in net losses of joint ventures for the six months ended June 30, 1997 and 1996 were $3.4 million and $416,000, respectively, which reflects the Company's share of the net losses of the Company's joint ventures under the equity method of accounting. The Company may provide additional contributions to these joint ventures in the future. Each of the joint ventures are in the development stage and will incur escalating losses in the near term as the joint ventures grow and increase operating expenses to fund their growth. See "Recent Events."

INCOME TAXES

    The Company's effective tax rate for the three and six months ended June 30, 1997 was 37%, exclusive of the effect of one-time non-deductible purchased in-process research and development charges incurred in the second quarter of 1997. The effective tax rate for the three and six months ended June 30, 1996 was 27%, exclusive of the effect of one-time non-deductible merger related charges incurred in the second quarter of 1996. The lower effective tax rate for 1996 was primarily attributable to the utilization of net operating loss carryovers in that year.

    The Company anticipates its fiscal 1997 effective tax rate, exclusive of the effect of one-time non-deductible research and development charges, to be approximately 37%. This rate could change based on a change in the estimated amount or geographic mix of the Company's earnings, the amount of permanent reinvestment offshore of a portion of the Company's 1997 earnings, changes in the U.S. tax law such as the reinstatement of the research tax credit, or the effect of future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company's principal source of liquidity was $170.5 million in cash, cash equivalents and short-term investments, representing a $30.1 million decrease from the December 31, 1996 balance of $200.6 million. During the same period, long-term investments increased by $15.3 million from $90.5 million at December 31, 1996 to $105.8 million at June 30, 1997, resulting in a net decrease of $14.8 million in cash, cash equivalents, short- and long-term investments from December 31, 1996 to June 30, 1997. The Company's cash and short-term investments are managed to be available for strategic investment opportunities or other potential cash needs in the future. The Company has no material debt.

    For the six months ended June 30, 1997 and 1996, cash provided by operating activities of $21.4 million and $41.1 million, respectively, was primarily attributable to increases in net income excluding the purchased in-process research and development charge which had no cash impact, deferred revenues, accounts payable and other accrued liabilities, partially offset by the growth in accounts receivable. Cash used in investing activities of $56.3 million and $45.5 million for the six months ended June 30, 1997 and 1996, respectively, related primarily to capital expenditures of $40.8 million and $41.6 million, respectively. The capital expenditures primarily consisted of purchases of computer hardware and software as well as leasehold improvements and furniture and fixtures related to additional leased facilities. The Company estimates that capital expenditures will increase in future quarters. Cash flows from financing activities of

$6.9 million and $4.1 million in the six months ended June 30, 1997 and 1996, respectively, were primarily attributable to proceeds from the issuance of common stock under the Company's stock option plans.

    Deferred revenues primarily consist of the unrecognized portion of product and service revenues received pursuant to training, consulting, and subscription and support contracts, respectively, and the unrecognized portion of nonrefundable, prepaid license royalties received pursuant to sublicense agreements. Deferred revenues increased from $80.3 million at December 31, 1996 to $101.2 million at June 30, 1997 due to an increase in the number of sublicense agreements, the amount of prepayments received pursuant to sublicense agreements and, to a lesser extent, an increase in the number of training, consulting, and subscription and support contracts.

    The Company's principal commitments as of June 30, 1997 consisted of obligations under operating leases for monthly rent and operating lease agreements that include commitments by the Company to complete the build-out of certain tenant improvements.

    The Company believes existing cash and investments together with cash flows expected to be generated from operations will be sufficient to meet the Company's operating requirements for at least the next 12 months.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

    In connection with the acquisitions of DigitalStyle and Portola, the Company issued an aggregate of 1,794,563 shares of the Company's Common Stock (the "Merger Shares") to the existing stockholders of DigitalStyle and Portola in exchange for all of the outstanding shares of capital stock of DigitalStyle and Portola. The Merger Shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Rule 506 under Regulation D of the Securities Act. Both DigitalStyle and Portola retained a purchaser representative on behalf of their stockholders who had knowledge and experience in financial and business matters such that the purchaser representative was capable of evaluating the merits and risks of the investment. The stockholders of DigitalStyle and Portola had access to all relevant information regarding the Company necessary to evaluate the investment and represented that the shares were being acquired for investment intent. Additionally, the stockholders of DigitalStyle and Portola were provided with information statements. There was no general solicitation or advertising involved in the acquisitions, and the Company used reasonable care to assure that the stockholders of DigitalStyle and Portola were not underwriters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company's Annual Meeting of Stockholders was held on May 30, 1997 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on two matters: (i) the election of two Class II directors for a term of three years expiring in 2000 and (ii) the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors. The stockholders elected management's nominees as the Class II directors in an uncontested election and ratified the appointment of independent auditors by the following votes, respectively:

        (i) Election of Class II directors for a term expiring in 2000:

                                                                                        BROKER
                                                       VOTES FOR    VOTES WITHHELD     NON-VOTES
                                                      ------------  --------------  ---------------
James H. Clark......................................    67,235,413       135,415               0
John E. Warnock.....................................    67,250,133       120,695               0

    The Company's Board of Directors is currently comprised of six members who are divided into three classes with overlapping three-year terms. The term for Class III directors (James L. Barksdale and L. John Doerr) will expire at the meeting of stockholders to be held in 1998, and the term of Class I directors (Marc L. Andreessen and Eric A. Benhamou) will expire at the annual meeting of stockholders to be held in 1999.

        (ii) Ratification of appointment of Ernst & Young LLP as independent auditors:

                 VOTES                       BROKER
 VOTES FOR      AGAINST     ABSTENTIONS     NON-VOTES
------------  ------------  -----------  ---------------
67,124,090        118,554      128,184              0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    Exhibit 11.1 Statements of Computation of Earnings (Loss) Per Share.

    Exhibit 27.1 Financial Data Schedule.

(b) Reports on Form 8-K:

    A Current Report on Form 8-K was filed with the Securities and Exchange Commission by the Company on July 23, 1997 to report certain financial results for the three and six months ended June 30, 1997.

ITEMS 1, 3, AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following authorized representatives.

                                      NETSCAPE COMMUNICATIONS CORPORATION

Date:      August 13, 1997            By:        /s/ PETER L.S. CURRIE
           -------------------                   -------------------------------------------
                                                 Peter L.S. Currie,
                                                 Executive Vice President and
                                                 Chief Administrative Officer
                                                 (PRINCIPAL FINANCIAL OFFICER)

Date:      August 13, 1997            By:        /s/ NOREEN G. BERGIN
           -------------------                   -------------------------------------------
                                                 Noreen G. Bergin,
                                                 Vice President, Finance and Corporate Controller
                                                 (PRINCIPAL ACCOUNTING OFFICER)