Form 10-Q
period 1997-09-30
NETSCAPE COMMUNICATIONS CORP
filed 1997-11-14
CIK 944458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to             .

                        Commission File Number: 0-26310

                            ------------------------

                      NETSCAPE COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

              DELAWARE                             94-3200270
    (State or other jurisdiction                (I.R.S. Employer
 of incorporation or organization)            Identification No.)

           501 EAST MIDDLEFIELD ROAD, MOUNTAIN VIEW, CALIFORNIA 94043
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (650) 254-1900

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the registrant's Common Stock as of October 31, 1997 was 90,652,050.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                      NETSCAPE COMMUNICATIONS CORPORATION

                                                                                                                        PAGE
                                                                                                                        -----
PART I. FINANCIAL INFORMATION

           Item 1.    Financial Statements (Unaudited)

                      (a)        Condensed Consolidated Balance Sheets as of September 30, 1997 and December 31,
                                   1996............................................................................           3

                      (b)        Condensed Consolidated Statements of Operations for the Three and Nine Months
                                   Ended September 30, 1997 and 1996...............................................           4

                      (c)        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                                   September 30, 1997 and 1996.....................................................           5

                      (d)        Notes to Condensed Consolidated Financial Statements..............................           6

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........
                                                                                                                              9

PART II. OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K.............................................................          20

           Signatures..............................................................................................          21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      NETSCAPE COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            1997              1996
                                                                        -------------     ------------
(In thousands)                                                           (Unaudited)
                                                ASSETS

Current assets:
  Cash and cash equivalents...........................................    $ 86,195          $ 87,530
  Short-term investments..............................................     103,962           113,034
  Accounts receivable, net............................................     160,819           110,627
  Deferred tax assets.................................................      34,654            20,347
  Other current assets................................................      21,423            16,892
                                                                        -------------     ------------
    Total current assets..............................................     407,053           348,430
Property and equipment, net...........................................     131,524            86,567
Long-term investments.................................................     109,843            90,504
Other assets..........................................................      11,072            11,949
                                                                        -------------     ------------
                                                                          $659,492          $537,450
                                                                        -------------     ------------
                                                                        -------------     ------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................    $ 43,396          $ 27,634
  Accrued compensation and related liabilities........................      19,344            17,162
  Other accrued liabilities...........................................      20,215            12,781
  Income taxes payable................................................      18,175             7,731
  Deferred revenues...................................................     106,913            80,294
  Current portion of long-term obligations and installment notes
    payable...........................................................         673               714
                                                                        -------------     ------------
    Total current liabilities.........................................     208,716           146,316
Deferred taxes and other long-term obligations........................       3,919               484
Stockholders' equity:
  Preferred stock, common stock and additional paid-in capital........     472,085           399,022
  Deferred compensation...............................................      (4,285)           (6,128)
  Accumulated deficit.................................................     (26,312)           (2,227)
  Other...............................................................       5,369               (17)
                                                                        -------------     ------------
    Total stockholders' equity........................................     446,857           390,650
                                                                        -------------     ------------
                                                                          $659,492          $537,450
                                                                        -------------     ------------
                                                                        -------------     ------------

                            See accompanying notes.

                      NETSCAPE COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      --------------------  --------------------
(In thousands, except per share data)                   1997       1996       1997       1996
                                                      ---------  ---------  ---------  ---------
Revenues:
  Product revenues..................................  $ 107,327  $  83,761  $ 296,152  $ 195,108
  Service revenues..................................     42,731     16,255    109,354     36,035
                                                      ---------  ---------  ---------  ---------
    Total revenues..................................    150,058    100,016    405,506    231,143
Cost of revenues:
  Cost of product revenues..........................     14,023     10,900     34,893     27,414
  Cost of service revenues..........................      7,867      3,794     20,132      7,802
                                                      ---------  ---------  ---------  ---------
    Total cost of revenues..........................     21,890     14,694     55,025     35,216
                                                      ---------  ---------  ---------  ---------
Gross profit........................................    128,168     85,322    350,481    195,927
Operating expenses:
  Research and development..........................     31,143     24,211     91,954     56,163
  Sales and marketing...............................     70,057     43,865    185,835    102,176
  General and administrative........................     10,860      8,286     31,383     19,510
  Purchased in-process research and development and
    merger related charges..........................         --         --     52,587      6,100
                                                      ---------  ---------  ---------  ---------
    Total operating expenses........................    112,060     76,362    361,759    183,949
                                                      ---------  ---------  ---------  ---------
Operating income (loss).............................     16,108      8,960    (11,278)    11,978
  Interest income, net..............................      1,963      2,178      6,801      6,487
  Equity in net losses of joint ventures............       (800)      (586)    (4,239)    (1,002)
                                                      ---------  ---------  ---------  ---------
    Interest and other income, net..................      1,163      1,592      2,562      5,485
                                                      ---------  ---------  ---------  ---------
Income (loss) before income taxes...................     17,271     10,552     (8,716)    17,463
Provision for income taxes..........................      5,527      2,895     15,369      5,311
                                                      ---------  ---------  ---------  ---------
Net income (loss)...................................  $  11,744  $   7,657  $ (24,085) $  12,152
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
Net income (loss) per share.........................  $    0.13  $    0.09  $   (0.27) $    0.14
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
Shares used in computing net income (loss) per
  share.............................................     93,225     87,883     89,084     86,941
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

                            See accompanying notes.

                      NETSCAPE COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        --------------------
(In thousands)                                                            1997       1996
                                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).....................................................  $ (24,085) $  12,152
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Purchased in-process research and development.....................     52,587         --
    Depreciation and amortization.....................................     26,352     10,604
    Amortization of deferred compensation.............................      1,843      1,842
    Deferred income taxes.............................................     (9,312)        --
  Changes in assets and liabilities:
    Accounts receivable...............................................    (50,192)   (65,979)
    Other current assets..............................................     (4,531)    (4,992)
    Accounts payable..................................................     15,762     17,279
    Accrued compensation and related liabilities......................      2,182      9,375
    Other accrued liabilities.........................................      7,434      7,201
    Income taxes payable..............................................     10,444         --
    Deferred revenues.................................................     26,619     45,094
                                                                        ---------  ---------
Net cash provided by operating activities.............................     55,103     32,576

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures..................................................    (71,309)   (63,201)
Other assets..........................................................        877     (5,942)
Purchases of investments available-for-sale...........................   (187,004)  (306,301)
Maturities of investments available-for-sale..........................     80,247    202,531
Sales of investments available-for-sale...............................    102,223    114,753
                                                                        ---------  ---------
Net cash used in investing activities.................................    (74,966)   (58,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Tax benefit related to stock options..................................      5,192         --
Payments on installment notes payable.................................        (41)      (457)
Proceeds from issuance of common stock, net...........................     13,725      8,553
                                                                        ---------  ---------
Net cash provided by financing activities.............................     18,876      8,096

Effect of foreign exchange rate changes on cash and cash
  equivalents.........................................................       (348)      (174)
                                                                        ---------  ---------

Net decrease in cash and cash equivalents.............................     (1,335)   (17,662)
Cash and cash equivalents at beginning of period......................     87,530     55,276
                                                                        ---------  ---------
Cash and cash equivalents at end of period............................  $  86,195  $  37,614
                                                                        ---------  ---------
                                                                        ---------  ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid.....................................................  $  11,453  $   1,029
                                                                        ---------  ---------
                                                                        ---------  ---------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisitions..................................  $  54,147  $      --
                                                                        ---------  ---------
                                                                        ---------  ---------

                            See accompanying notes.

                      NETSCAPE COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of Netscape Communications Corporation ("Netscape"), are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods do not necessarily indicate the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet as of December 31, 1996 has been derived from audited consolidated financial statements at that date. The accompanying financial statements should be read in conjunction with Netscape's audited consolidated financial statements and the notes thereto incorporated by reference into Netscape's Annual Report on Form 10-K for the year ended December 31, 1996.

RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform with the current period presentation.

PER SHARE AMOUNTS

    Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares were not included in the computation of loss per share for the nine months ended September 30, 1997 as their effect was antidilutive.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, Netscape will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the three and nine months ended September 30, 1997 and 1996 is not material.

REVENUE RECOGNITION

    Netscape derives product revenues from product licensing fees and service revenues from fees for Website transactions, which include Web advertising, search and directory services, trademark licensing and other Web services, and fees for maintenance and support services, training and consulting. Product revenues, net of allowances for future returns, are generally recognized when a license agreement is in effect, the product has been shipped, the license fee is fixed or determinable, no significant vendor obligations remain and collectibility is reasonably assured. Product revenues from original equipment manufacturers ("OEMs") and internet service providers ("ISPs") are generally recognized upon delivery of product masters provided that the license fees are fixed and collectibility is not dependent upon resale to the end users; otherwise, these product revenues are recognized upon notification of delivery to the end users. Product and service revenues from customer subscription and technical support contracts are recognized ratably over the term of the contract period. Payments for subscription and support fees are generally made in advance and are nonrefundable. Service revenues from Web advertising are recognized ratably over the term of the contract beginning when the advertising is displayed on Netscape's Web page. Service revenues from search and directory services are recognized based on actual traffic delivered. Service revenues from trademark licensing are recognized when a license agreement is executed and the

                      NETSCAPE COMMUNICATIONS CORPORATION

                                  (Unaudited)

fees are fixed. Service revenues from training and consulting are recognized when the services are performed.

CASH, CASH EQUIVALENTS, SHORT- AND LONG-TERM INVESTMENTS

    Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of 90 days or less. Short- and long-term investments consist of debt securities with original maturities primarily between 90 days and three years. The debt securities are all classified as available-for-sale. Long-term investments additionally include equity holdings in both public and private technology companies, which have been classified as available-for-sale. Debt securities and unrestricted public equity securities with a readily determinable fair value, are stated at fair value, which is determined based upon the quoted market prices of the securities. Other equity securities are stated at the lesser of cost or the net realizable value.

JOINT VENTURES

    In June 1997, Netscape completed the formation of a joint venture, Novonyx, Inc., ("Novonyx"), with Novell, Inc. ("Novell"). Novell and Netscape will collaborate to integrate certain products and services for networked enterprise customers building intranet and extranet applications. Netscape acquired for cash a 9.9% ownership interest in the outstanding capital stock of Novonyx.

    In August 1997, Netscape completed the merger of Navio Communications, Inc., a joint venture of Netscape, with and into Network Computer, Inc., ("NCI"), a wholly-owned subsidiary of Oracle Corporation ("Oracle"). The surviving company, NCI, creates software for open standards-based network computers and other Internet appliances that will be used in homes, businesses and schools. Oracle retains majority ownership in NCI and Netscape retains a minority equity interest in NCI.

    Netscape reports its share of earnings and losses of joint ventures in which it owns a greater than 20% interest under the equity method of accounting. Other joint ventures in which Netscape owns less than a 20% interest, including NCI and Novonyx, are stated at the lesser of cost or net realizable value. The joint ventures are in the development stage and will incur escalating losses in the near term. The balance of investments in joint ventures at September 30, 1997 was immaterial.

BUSINESS COMBINATIONS

    In June 1997, Netscape acquired Portola Communications, Inc. ("Portola"), a company with expertise in high-performance messaging systems, and DigitalStyle Corporation ("DigitalStyle"), a Web graphics tools vendor. Netscape purchased all of the outstanding capital stock of each of the corporations and assumed all of their outstanding stock options in exchange for an aggregate of approximately two million shares of Netscape's common stock. The acquisitions were accounted for as purchase transactions. Portola had an aggregate purchase price of approximately $32.2 million, primarily consisting of $31.2 million of stock issued and $934,000 of direct acquisition costs. DigitalStyle had an aggregate purchase price of approximately $26.0 million, primarily consisting of $22.9 million of stock issued and $2.1 million of direct acquisition costs.

    The aggregate purchase prices were allocated to the fair value of the assets acquired, the majority of which was purchased in-process research and development of $28.1 million for Portola and $24.5 million for DigitalStyle. Purchased in-process research and development represents the present value of the estimated cash flows expected to be generated by the purchased technology, which at the acquisition dates

                      NETSCAPE COMMUNICATIONS CORPORATION

                                  (Unaudited)

had not yet reached technological feasibility. As of the date of each of the acquisitions, Netscape concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the technology in different products, resale of the software and internal use. Netscape intends to continue devoting effort to developing commercially viable products from the purchased in-process research and development, although there can be no assurance that it will develop such commercially viable products. The value of the purchased in-process research and development was expensed at the time of each of the acquisitions. The total amount allocated to intangible assets from both acquisitions of $731,000 will be amortized on a straight-line basis over a period of three years from the date of each acquisition.

    Netscape's results of operations include Portola's and DigitalStyle's results of operations from the date of each acquisition. There can be no assurance that Netscape will not incur additional charges in subsequent quarters to reflect costs associated with these transactions or that Netscape will be successful in its efforts to integrate the operations of these companies.

    The pro forma results of operations of Netscape for the nine months ended September 30, 1997 and 1996, assuming the Portola and DigitalStyle acquisitions occurred at the beginning of each period presented, excluding the charge for purchased in-process research and development related to the acquisitions and eliminating all material intercompany transactions, are as follows:

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  --------------------
(In thousands, except per share data)                               1997       1996
                                                                  ---------  ---------
Total revenues..................................................  $ 406,040  $ 231,612

Net income......................................................     26,323     10,370

Net income per share............................................  $    0.28  $    0.12

    The pro forma information is presented as an illustration only and does not necessarily indicate the operating results that would have occurred had the transactions been completed at the beginning of the period indicated, nor does it necessarily indicate future operating results.

SUBSEQUENT EVENTS

    In November 1997, Netscape and GE Information Services, Inc. ("GEIS") signed a definitive agreement for Netscape to acquire full ownership of Actra Business Systems, LLC ("Actra"), a Netscape/ GEIS joint venture providing enterprise software applications for Internet commerce, and reached a definitive agreement to license certain technologies from GEIS, for an aggregate of approximately 2.3 million shares of Netscape common stock, subject to adjustment, which includes approximately 600,000 shares for issuance upon exercise of options granted to Actra employees. The acquisition will be accounted for as a purchase transaction. Netscape anticipates that a substantial portion of the acquisition will be written off as purchased in-process research and development in the quarter in which the transaction closes. In addition, future periods will be affected by acquisition-related amortization charges, which may be significant. The transaction is currently anticipated to close in the fourth quarter of 1997 or the first quarter of 1998 and is subject to customary conditions to closing, including certain regulatory approvals and other third party consents.

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 (THE "FORM 10-K"), "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THE 1996 ANNUAL REPORT TO STOCKHOLDERS (THE "ANNUAL REPORT") AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CERTAIN FACTORS AFFECTING OPERATING RESULTS" IN THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997 (THE "FIRST QUARTER 10-Q REPORT. READERS SHOULD NOT UNDULY RELY ON FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY THE OPINION OF NETSCAPE COMMUNICATIONS CORPORATION ("NETSCAPE") AS OF THE DATE HEREOF. UNLESS REQUIRED BY LAW, NETSCAPE UNDERTAKES NO OBLIGATION TO REVISE FORWARD-LOOKING STATEMENTS. READERS SHOULD ALSO CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS AND DOCUMENTS NETSCAPE FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the section entitled "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Form 10-K, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Operating Results" in the First Quarter 10-Q Report (the foregoing sections in the Form 10-K, Annual Report and First Quarter 10-Q Report are collectively referred to herein as the "Risk Factors").

OVERVIEW

    Netscape is a leading provider of open software for linking people and information over the Internet and private enterprise networks ("intranets") based on transmission control protocol/Internet protocol ("TCP/IP").

RECENT EVENTS

    In November 1997, Netscape and GE Information Services, Inc. ("GEIS") signed a definitive agreement for Netscape to acquire full ownership of Actra Business Systems, LLC ("Actra"), a Netscape/ GEIS joint venture providing enterprise software applications for Internet commerce, and reached a definitive agreement to license certain technologies from GEIS, for an aggregate of approximately 2.3 million shares of Netscape common stock, subject to adjustment, which includes approximately 600,000 shares for issuance upon exercise of options granted to Actra employees. The acquisition will be accounted for as a purchase transaction. Netscape anticipates that a substantial portion of the acquisition will be written off as purchased in-process research and development in the quarter in which the transaction closes. In addition, future periods will be affected by acquisition-related amortization charges, which may be significant. The transaction is currently anticipated to close in the fourth quarter of 1997 or the first quarter of 1998 and is subject to customary conditions to closing, including certain regulatory approvals and other third party consents.

    There can be no assurance that Netscape will complete the proposed acquisition of GEIS's interest in Actra or that Netscape will not incur additional charges in subsequent quarters to reflect costs associated with the acquisition or that Netscape will successfully integrate the operations of Actra. Although Netscape believes the proposed acquisition of Actra is in the best interests of Netscape and its stockholders, there are significant risks associated with this acquisition, including but not limited to, difficulties in integrating

Actra and difficulties in maintaining revenue levels during product transition. Further, the proposed acquisition of Actra involves a company that is in the early stages of development. As a result, Netscape believes that the increases in costs of revenue and in operating expenses (due in part to charges associated with purchased in-process research and development) associated with the development of these new technologies and the integration of the two companies will, in the near term, greatly exceed any associated increases in revenue, which will have an adverse impact on operating results.

    Netscape expects to make further acquisitions, some of which may be material, when it believes such acquisitions will complement its overall business strategy. However, such acquisitions, and in particular the acquisitions of high-technology companies, are inherently risky and there can be no assurance that the proposed acquisitions will be successful and will not adversely affect Netscape's business, operating results, or financial condition.

    Netscape continues to face strong competition across all of its product lines and markets. Netscape's competitors continue to develop and market new and enhanced products. In particular, in August 1997 Microsoft Corporation ("Microsoft") began marketing Internet Explorer 4.0 and its "Active Desktop" feature, which could reduce Netscape's share of the browser market. In addition, Microsoft continues to engage in and expand the behaviors and practices previously described in Netscape's Risk Factors, including entering into preferential arrangements with providers of content for Internet software. Microsoft's recently announced transaction with Apple Computer, Inc. ("Apple"), which will make Internet Explorer 4.0 the default browser on Apple's systems, could also reduce Netscape's share of the browser market. See "Risk Factors."

RESULTS OF OPERATIONS

    The following table sets forth operating results, in absolute dollars and as a percentage of total revenues, for the three months ended September 30, 1997, June 30, 1997 and September 30, 1996.

                                                                            THREE MONTHS ENDED
                                                      --------------------------------------------------------------
(In thousands, except per share data)                  SEPTEMBER 30,
(Unaudited)                                                 1997             JUNE 30, 1997        SEPTEMBER 30, 1996
                                                      ----------------     ------------------     ------------------
Total revenues....................................    $150,058  100.0%     $135,207    100.0%     $100,016    100.0%
Cost of revenues..................................      21,890   14.6        17,317     12.8        14,694     14.7
                                                      --------  ------     --------    ------     --------    ------
Gross profit......................................     128,168   85.4       117,890     87.2        85,322     85.3
Operating expenses:
  Research and development........................      31,143   20.8        31,836     23.5        24,211     24.2
  Sales and marketing.............................      70,057   46.7        61,736     45.7        43,865     43.9
  General and administrative......................      10,860    7.2        10,832      8.0         8,286      8.2
  Purchased in-process research and development
    and merger related charges....................          --     --        52,587     38.9            --       --
                                                      --------  ------     --------    ------     --------    ------
    Total operating expenses......................     112,060   74.7       156,991    116.1        76,362     76.3
Operating income (loss)...........................      16,108   10.7       (39,101)   (28.9)        8,960      9.0
  Interest income, net............................       1,963    1.3         2,443      1.8         2,178      2.2
  Equity in net losses of joint ventures..........        (800)  (0.5)       (1,938)    (1.4)         (586)    (0.6)
                                                      --------  ------     --------    ------     --------    ------
    Interest and other income, net................       1,163    0.8           505      0.4         1,592      1.6
                                                      --------  ------     --------    ------     --------    ------
Income (loss) before income taxes.................      17,271   11.5       (38,596)   (28.5)       10,552     10.6
Provision for income taxes........................       5,527    3.7         5,177      3.9         2,895      2.9
                                                      --------  ------     --------    ------     --------    ------
Net income (loss).................................    $ 11,744    7.8%     $(43,773)   (32.4)%    $  7,657      7.7%
                                                      --------  ------     --------    ------     --------    ------
                                                      --------  ------     --------    ------     --------    ------
Net income (loss) per share.......................    $   0.13             $  (0.49)              $   0.09
                                                      --------             --------               --------
                                                      --------             --------               --------
Shares used in computing net income (loss) per
  share...........................................      93,225               88,661                 87,883
                                                      --------             --------               --------
                                                      --------             --------               --------
Excluding non-recurring purchased in-process
  research and development and merger related
  charges:
Net income........................................    $ 11,744    7.8%     $  8,814      6.5%     $  7,657      7.7%
                                                      --------  ------     --------    ------     --------    ------
                                                      --------  ------     --------    ------     --------    ------
Net income per share..............................    $   0.13             $   0.10               $   0.09
                                                      --------             --------               --------
                                                      --------             --------               --------
Shares used in computing net income per share.....      93,225               91,049                 87,883
                                                      --------             --------               --------
                                                      --------             --------               --------

    The following table sets forth operating results, in absolute dollars and as a percentage of total revenues, for the nine months ended September 30, 1997 and 1996.

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share data)                           ---------------------------------------
(Unaudited)                                                           1997                  1996
                                                                ----------------     ------------------
Total revenues..............................................    $405,506  100.0%     $231,143    100.0%
Cost of revenues............................................      55,025   13.6        35,216     15.2
                                                                --------  ------     --------    ------
Gross profit................................................     350,481   86.4       195,927     84.8
Operating expenses:
  Research and development..................................      91,954   22.7        56,163     24.3
  Sales and marketing.......................................     185,835   45.8       102,176     44.2
  General and administrative................................      31,383    7.7        19,510      8.5
  Purchased in-process research and development and merger
    related charges.........................................      52,587   13.0         6,100      2.6
                                                                --------  ------     --------    ------
    Total operating expenses................................     361,759   89.2       183,949     79.6
                                                                --------  ------     --------    ------
Operating income (loss).....................................     (11,278)  (2.8)       11,978      5.2
  Interest income, net......................................       6,801    1.7         6,487      2.8
  Equity in net losses of joint ventures....................      (4,239)  (1.0)       (1,002)    (0.4)
                                                                --------  ------     --------    ------
    Interest and other income, net..........................       2,562    0.7         5,485      2.4
                                                                --------  ------     --------    ------
Income (loss) before income taxes...........................      (8,716)  (2.1)       17,463      7.6
Provision for income taxes..................................      15,369    3.8         5,311      2.3
                                                                --------  ------     --------    ------
Net income (loss)...........................................    $(24,085)  (5.9)%    $ 12,152      5.3%
                                                                --------  ------     --------    ------
                                                                --------  ------     --------    ------
Net income (loss) per share.................................    $  (0.27)            $   0.14
                                                                --------             --------
                                                                --------             --------
Shares used in computing net income (loss) per share........      89,084               86,941
                                                                --------             --------
                                                                --------             --------
Excluding non-recurring purchased in-process research and
  development and merger related charges:

Net income..................................................    $ 28,502    7.0%     $ 17,022      7.4%
                                                                --------  ------     --------    ------
                                                                --------  ------     --------    ------
Net income per share........................................    $   0.31             $   0.20
                                                                --------             --------
                                                                --------             --------
Shares used in computing net income per share...............      91,686               86,941
                                                                --------             --------
                                                                --------             --------

REVENUES

    Netscape derives product revenues from product licensing fees and service revenues from fees for Website transactions, which include Web advertising, search and directory services, trademark licensing and other Web services, and fees for maintenance and support services, training and consulting.

                                                              THREE MONTHS ENDED
(In thousands)                        -------------------------------------------------------------------
(Unaudited)                            SEPTEMBER 30, 1997        JUNE 30, 1997       SEPTEMBER 30, 1996
                                      ---------------------  ---------------------  ---------------------
Client..............................  $  56,842       37.9%  $  53,145       39.3%  $  58,867       58.9%
Server, commercial applications and
  other.............................     50,485       33.6      45,911       34.0      24,894       24.8
                                      ---------      -----   ---------      -----   ---------      -----
  Total product revenues............    107,327       71.5      99,056       73.3      83,761       83.7
Service.............................     42,731       28.5      36,151       26.7      16,255       16.3
                                      ---------      -----   ---------      -----   ---------      -----
  Total revenues....................  $ 150,058      100.0%  $ 135,207      100.0%  $ 100,016      100.0%
                                      ---------      -----   ---------      -----   ---------      -----
                                      ---------      -----   ---------      -----   ---------      -----

                                                              NINE MONTHS ENDED SEPTEMBER 30,
(In thousands)                                          --------------------------------------------
(Unaudited)                                                     1997                   1996
                                                        ---------------------  ---------------------
Client................................................  $ 155,296       38.3%  $ 138,906       60.1%
Server, commercial applications and other.............    140,856       34.7      56,202       24.3
                                                        ---------      -----   ---------      -----
  Total product revenues..............................    296,152       73.0     195,108       84.4
Service...............................................    109,354       27.0      36,035       15.6
                                                        ---------      -----   ---------      -----
  Total revenues......................................  $ 405,506      100.0%  $ 231,143      100.0%
                                                        ---------      -----   ---------      -----
                                                        ---------      -----   ---------      -----

    TOTAL REVENUES. Total revenues grew 50.0% in the three months ended September 30, 1997 from the three months ended September 30, 1996. In the nine months ended September 30, 1997 total revenues grew 75.4% from the nine months ended September 30, 1996. Total revenues grew 11.0% in the three months ended September 30, 1997 from the three months ended June 30, 1997. In general, Netscape has experienced revenue growth in all of its product lines as a result of increased numbers of software licenses and the introduction of new products, as opposed to higher prices.

    A significant portion of revenue in the three and nine months ended September 30, 1997, as in prior periods, was attributable to several large product and Website licensing transactions. In general, Netscape's revenue stream is comprised of transactions that have increased significantly in average dollar size over the past several quarters. Such large licensing transactions, including licenses to original equipment manufacturers ("OEMs"), internet service providers ("ISPs") and enterprise customers, are expected to continue to account for a significant portion of revenue in future quarters. The loss or deferral of, or failure to consummate, one or more such large product or Website licensing transactions in future quarters could have a material adverse impact on results of operations in those future quarters.

    PRODUCT REVENUES. Product revenues for the three months ended September 30, 1997 and 1996 were $107.3 million and $83.8 million, or 71.5% and 83.7% of total revenues, respectively. Product revenues for the nine months ended September 30, 1997 and 1996 were $296.2 million and $195.1 million, or 73.0% and 84.4% of total revenues, respectively. For the three months ended September 30, 1997 and June 30, 1997 product revenues were $107.3 million and $99.1 million, or 71.5% and 73.3% of total revenues, respectively. Product revenues increased in absolute dollars but decreased as a percentage of total revenues in all periods. The increases in absolute dollars in all periods were due to an expanded product line, increased unit shipments of existing products and general growth in the market for intranet-related software products in the corporate environment. The decreases as a percentage of total revenues were due to an increase in service revenues attributable to the growth in Website and professional consulting revenues. Netscape believes that the client and server products revenue mix will become less meaningful as customers move toward purchasing enterprise solutions as opposed to distinct client and server products. For the quarter ended September 30, 1997, a significant portion of product revenues related to contract sales that included client and server products, enterprise licenses and client access licenses. Netscape expects that product revenues as a percentage of total revenues will fluctuate in future periods depending on the timing of new product introductions, consumer buying patterns, pricing actions taken by Netscape, competition and other factors.

    In July 1997, Netscape announced its Enterprise Purchase Program, which modified Netscape's Enterprise License Program in that Netscape will now offer two editions of Netscape SuiteSpot: Netscape SuiteSpot Standard Edition and Netscape SuiteSpot Professional Edition. Per-seat pricing was increased to reflect the added benefits of Netscape SuiteSpot Professional Edition but remained the same for the standard edition. In addition, the per-seat pricing model was expanded to include as few as 100 users (as opposed to 500 users previously). Under this program, prospective sales to customers with 500 or fewer users will be referred to the indirect channels. Although the intent of the Enterprise Purchase Program is to make Netscape's enterprise software available to a greater number of customers and to generate greater revenue, any change in pricing or the pricing model for Netscape's products could have an adverse impact on product sales, which could have a material adverse effect on Netscape's results of operations.

    SERVICE REVENUES. Service revenues for the three months ended September 30, 1997 and 1996 were $42.7 million and $16.3 million, or 28.5% and 16.3% of total revenues, respectively. Service revenues for the nine months ended September 30, 1997 and 1996 were $109.4 million and $36.0 million, or 27.0% and 15.6% of total revenues, respectively. For the three months ended September 30, 1997 and June 30, 1997 service revenues were $42.7 million and $36.2 million, or 28.5% and 26.7% of total revenues, respectively. Website revenues comprised $27.0 million, or 63.3% of total service revenues for the quarter ended September 30, 1997. The increases in all periods were due to increased Website transactions, which include Web advertising, search and directory services and trademark licensing, as well as increased consulting services. Netscape believes that service revenues may fluctuate as a percentage of total revenues in future periods depending on the timing, size and number of Website transactions, expansion of Netscape's professional services consulting organization and rate of growth in the installed base of technical support contracts. In particular, Netscape's ability to increase service revenues will depend in part upon its ability to attract and retain qualified professional service consulting personnel, who are in great demand.

    CHANNEL MIX. Netscape distributes substantially all of its products through a combination of direct channels, including field sales, Internet-based sales and telesales, and indirect channels, including OEMs and ISPs, systems integrators, value-added resellers ("VARs") and software retailers. Indirect channel revenues for the three months ended September 30, 1997 and 1996 remained constant at 55.3% and 55.6% of total revenues, respectively. Indirect channel revenues for the nine months ended September 30, 1997 and 1996 were 51.7% and 49.0% of total revenues, respectively. This increase as a percentage of total revenues was due to an increase in OEM, ISP and VAR channel revenues, partially offset by a decrease in retail channel revenues. OEM, ISP and VAR channel revenues as a whole increased in absolute dollars primarily due to an increase in the number of OEMs, ISPs and VARs offering Netscape's products as well as increased sales through Netscape's preexisting OEMs, ISPs and VARs. Indirect channel revenues for the three months ended September 30, 1997 and June 30, 1997 were 55.3% and 49.5% of total revenues, respectively. The increase was due to an increase in VAR and retail channel revenues primarily attributable to the retail release of the Netscape Communicator product in August 1997 and a number of large transactions through the VAR channel.

    In general, Netscape seeks to increase indirect channel revenues as a percentage of total revenues in future periods, although there can be no assurance that it will accomplish this goal. Specifically, Netscape believes that indirect channels will account for a greater percentage of total revenues as OEM, ISP and VAR channels become more established and are further leveraged by Netscape, and as the absolute number of OEM, ISP and VAR partners increases. In the near term, however, the distribution of revenues among channels will fluctuate depending on the timing of new product releases, Netscape's ability to expand its use of OEMs, ISPs and VARs, the timing of larger enterprise sales in strategic accounts through Netscape's direct sales force, and, to a lesser extent, customer buying patterns, including those impacting revenues in the retail channel.

    GEOGRAPHIC MIX. International revenues (sales outside of North America) for the three months ended September 30, 1997 and 1996 were 15.9% and 29.9% of total revenues, respectively. International revenues for the nine months ended September 30, 1997 and 1996 were 23.7% and 29.1% of total revenues, respectively. For the three months ended September 30, 1997 and June 30, 1997 international revenues were 15.9% and 30.4% of total revenues, respectively. Netscape believes that international revenues decreased as a percentage of total revenues in all periods due to seasonally lower demand in Europe as well as a reduction in the number of large licensing transactions in Europe in the third quarter of 1997.

    Netscape is continuing to make significant investments in international markets through the deployment of sales personnel in several countries in Europe and the Intercontinental region ("ICON"), which includes the Pacific Rim and Latin America, as well as through partnering with OEMs, ISPs and VARs throughout the world. Netscape believes that international revenues may account for a greater percentage of total revenues in future periods, although this percentage may fluctuate in the near term as a result of localized product release timing, competition, the general demand for Internet- and intranet-related products in international markets, and the timing of large product and service transactions.

    Netscape invoices the customers of its international subsidiaries in both U.S. dollars and the local currencies of its subsidiaries. Netscape has not engaged in foreign currency hedging activities and a part of its international revenues is currently subject to currency exchange fluctuation risk. To the extent that international revenues increase in the future, Netscape's exposure to fluctuations in foreign currency exchange rates may correspondingly increase.

GROSS MARGIN

    COST OF PRODUCT REVENUES. Cost of product revenues for all periods presented consisted primarily of the cost of product materials, royalties paid for licensed technology, and amounts paid to third-party vendors for sales administration and order fulfillment. Cost of product revenues for the three months ended September 30, 1997 and 1996 were $14.0 million and $10.9 million, or 13.1% and 13.0% of related product revenues, respectively. Cost of product revenues for the nine months ended September 30, 1997 and 1996 were $34.9 million and $27.4 million, or 11.8% and 14.1% of related product revenues, respectively. The increases in absolute dollars in all periods were due to an increase in the amount of royalties paid for licensed technology and amounts paid to third-party vendors. The decrease as a percentage of related product revenues in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 was due to lower retail revenues as a percentage of total revenues, which typically have higher material and fulfillment costs, and larger average transaction sizes, which typically carry lower material and fulfillment costs.

    Cost of product revenues for the three months ended September 30, 1997 and June 30, 1997 were $14.0 million and $11.1 million, or 13.1% and 11.2% of related product revenues, respectively. The increase was due to an increase in retail revenues as a percentage of total revenues, the amount of royalties paid for licensed technology and amounts paid to third-party vendors. Netscape believes that the gross margin earned on product revenues will fluctuate in future periods depending on the composition of such revenues and costs incurred in achieving such revenues, including the cost associated with licensed technology included in both client and server products, and product warranty costs, which include telephone support for client products.

    COST OF SERVICE REVENUES. Cost of service revenues for all periods presented consisted primarily of outside consulting services and personnel-related costs incurred in providing customer support and consulting services, and fees paid to third parties related to Website advertising. Cost of service revenues for the three months ended September 30, 1997 and 1996 were $7.9 million and $3.8 million, or 18.4% and 23.3% of related service revenues, respectively. Cost of service revenues for the nine months ended September 30, 1997 and 1996 were $20.1 million and $7.8 million, or 18.4% and 21.7% of related service revenues, respectively. The decreases as a percentage of related service revenues in all periods were due to the increase in Website transaction revenue, which typically has lower associated costs than other service revenues.

    Cost of service revenues for the three months ended September 30, 1997 and June 30, 1997 were $7.9 million and $6.2 million, or 18.4% and 17.1% of related service revenues, respectively. The increase was due to the increase in consulting revenues, which typically carry a higher associated cost. Netscape believes that the gross margin earned on service revenues will fluctuate in future periods depending on the composition of such revenues.

OPERATING EXPENSES

    Netscape's total operating expenses for the three months ended September 30, 1997 and 1996 were $112.1 million and $76.4 million, or 74.7% and 76.3% of total revenues, respectively. The increase in absolute dollars was due to Netscape's growth and expansion in all operating areas. Total operating expenses for the nine months ended September 30, 1997 and 1996 were $361.8 million and $183.9 million, or 89.2% and 79.6% of total revenues, respectively. Total operating expenses for the three months ended September 30, 1997 and June 30, 1997 were $112.1 million and $157.0 million, or 74.7% and 116.1% of total revenues, respectively. The changes between each of these periods was primarily due to the non-recurring purchased in-process research and development charge in the second quarter of 1997, as well as Netscape's growth and expansion in all operating areas.

    Total operating expenses, excluding purchased in-process research and development and merger related charges, for the nine months ended September 30, 1997 and 1996 were $309.2 million and $177.8 million, or 76.2% and 76.9% of total revenues, respectively. Total operating expenses, excluding purchased in-process research and development and merger related charges, for the three months ended September 30, 1997 and June 30, 1997 were $112.1 million and $104.4 million, or 74.7% and 77.2% of total revenues, respectively. The increases in absolute dollars were due to Netscape's growth and expansion in all operating areas. Netscape believes that continued expansion of operations is essential to achieving and maintaining a strong competitive position. In particular, Netscape anticipates headcount growth in most functional areas in future quarters and increased investment in sales and marketing programs. Additionally, Netscape anticipates continued increases in its infrastructure-related expenses, such as costs for facilities, telecommunications, management information systems and acquisition integration. Netscape also continues to seek acquisitions to complement its overall business strategy.

    Netscape recorded deferred compensation of $11.1 million for the difference between the grant price and the deemed fair value of Netscape's common stock for stock options granted in the first six months of 1995. Operating expenses include $614,000 of non-cash charges associated with the amortization of such deferred compensation for each of the three months ended September 30, 1997 and 1996 and $1.8 million for each of the nine months ended September 30, 1997 and 1996. The remaining deferred compensation will be amortized to operating expense over the related 50-month vesting period of the shares and will therefore continue to adversely affect Netscape's operating results. Specifically, Netscape will record additional operating expenses of $614,000 for the three months ended December 31, 1997 and in quarterly periods thereafter until the deferred compensation is fully amortized.

    RESEARCH AND DEVELOPMENT. Research and development expenses consisted primarily of compensation and consulting fees to support product development. Research and development expenses for the three months ended September 30, 1997 and 1996 were $31.1 million, and $24.2 million, or 20.8% and 24.2% of total revenues, respectively. Research and development expenses for the nine months ended September 30, 1997 and 1996 were $92.0 million and $56.2 million, or 22.7% and 24.3% of total revenues, respectively. The increase in absolute dollars between periods was due to increased staffing and external consultant costs while the decrease as a percentage of total revenues between periods was due to the increase in the total revenue base.

    Research and development expenses for the three months ended September 30, 1997 and June 30, 1997 were $31.1 million and $31.8 million, or 20.8% and 23.5% of total revenues, respectively. The decrease in research and development expenses was due to the completion of contracted internationalization work for Netscape's products. The capitalizable portion of the software development costs has been immaterial and, to date, such costs have been expensed as incurred. Netscape believes that research and development activities are a critical area for investment in Netscape and, as a result, intends to increase the level of research and development expenses in future periods, which may cause increases in such expenses as a percentage of total revenues.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, consulting fees, travel and advertising. Sales and marketing expenses for the three months ended September 30, 1997 and 1996 were $70.1 million and $43.9 million, or 46.7% and 43.9% of total revenues, respectively. Sales and marketing expenses for the nine months ended September 30, 1997 and 1996 were $185.8 million and $102.2 million, or 45.8% and 44.2% of total revenues, respectively. For the three months ended September 30, 1997 and June 30, 1997 sales and marketing expenses were $70.1 million and $61.7 million, or 46.7% and 45.7% of total revenues, respectively. The increases in sales and marketing expenses in all periods were due to increased staffing, additional marketing programs, costs associated with opening new sales offices, sales commissions on increased revenues and continued investment in sales and marketing capabilities in Europe and ICON. In particular, such costs increased in the third quarter of 1997 due to increased staffing, marketing programs and sales commissions. During the third quarter of 1997 Netscape appointed a new Executive Vice President to oversee both the sales and marketing organizations. In conjunction with this appointment, Netscape initiated organizational changes across sales and marketing with the intention of further leveraging Netscape's indirect channel partners and maximizing the return achieved from the existing cost base. These organizational changes may, in the short-term, cause increases in sales and marketing expenses as a percentage of total revenues.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation, fees for professional services and accounts receivable allowances. General and administrative expenses for the three months ended September 30, 1997 and 1996 were $10.9 million and $8.3 million, or 7.2% and 8.2% of total revenues, respectively. General and administrative expenses for the nine months ended September 30, 1997 and 1996 were $31.4 million and $19.5 million, or 7.7% and 8.5% of total revenues, respectively. For the three months ended September 30, 1997 and June 30, 1997 general and administrative expenses remained constant at $10.9 million and $10.8 million, or 7.2% and 8.0% of total revenues, respectively. Netscape believes that general and administrative expenses are at an appropriate percentage of total revenues and intends to keep them between 7.0% and 8.5% of expected total revenues, although there can be no assurance that Netscape will be able to do so, especially in periods of lower than expected earnings.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT AND MERGER RELATED
CHARGES. In the nine months ended September 30, 1997, Netscape expensed approximately $52.6 million of purchased in-process research and development in connection with the acquisitions of Portola Communications, Inc. ("Portola"), a company with expertise in high-performance messaging systems, and DigitalStyle Corporation ("DigitalStyle"), a Web graphics tools vendor. The value attributed to the in-process research and development was determined by an independent appraisal. There can be no assurance that Netscape will not incur additional charges in subsequent quarters to reflect costs associated with these transactions or that Netscape will be successful in its efforts to integrate the operations and technology of these companies.

    In the nine months ended September 30, 1996, Netscape incurred certain merger related charges totaling $6.1 million. These expenses related to the acquisitions of InSoft, Inc., Netcode Corporation and Paper Software, Inc., accounted for as poolings of interest, and were primarily associated with fees for investment banking, legal, accounting, severance costs and other related charges incurred with the acquisitions. Netscape does not anticipate incurring any additional charges associated with these mergers. However, Netscape may incur additional charges in the event it undertakes additional acquisitions.

NET INTEREST INCOME

    Net interest income for the three months ended September 30, 1997 and 1996 was $2.0 million and $2.2 million, respectively. Net interest income for the nine months ended September 30, 1997 and 1996 was $6.8 million and $6.5 million, respectively. For the three months ended September 30, 1997 and June 30, 1997, net interest income was $2.0 and $2.4 million, respectively. The changes between each of these periods primarily reflect fluctuations in cash, cash equivalents, and investment balances, changes in market interest rates and Netscape's mix of taxable and non-taxable instruments. Pre-tax interest income may fluctuate in future quarters as a result of fluctuations in its average cash balances and changes in market interest rates for investments.

EQUITY IN NET LOSSES OF JOINT VENTURES

    Equity in net losses of joint ventures for the three months ended September 30, 1997, June 30, 1997 and September 30, 1996 were $800,000, $1.9 million and
$586,000, respectively. Equity in net losses of joint ventures for the nine months ended September 30, 1997 and 1996 were $4.2 million and $1.0 million, respectively, reflecting Netscape's share of the net losses of Netscape's joint ventures under the equity method of accounting. Netscape may provide additional contributions to these joint ventures in the future. Each of the joint ventures is in the development stage and will incur escalating losses in the near term as the joint ventures grow and increase operating expenses to fund their growth.

INCOME TAXES

    Netscape's effective tax rate for the three and nine months ended September 30, 1997 was 32% and 35%, respectively, exclusive of the effect of one-time non-deductible purchased in-process research and development charges incurred in the second quarter of 1997. The effective tax rate for the three and nine months ended September 30, 1996 was 27% and 30%, respectively. The lower effective tax rate for 1996 was primarily attributable to the utilization of net operating loss carryovers in that year.

    Netscape revised its estimated 1997 effective tax rate during the third quarter of 1997 from 37% to 35%, exclusive of the effect of one-time non-deductible research and development charges. This revision resulted in a 32% effective tax rate for the third quarter of 1997. The decrease in the estimated 1997 effective tax rate was primarily attributable to the reinstatement of the U.S. federal research tax credit. Netscape anticipates the effective tax rate for the fourth quarter of 1997 will be 35%. However, this rate could change due to a change in the estimated amount or geographic mix of Netscape's earnings, the amount of permanent reinvestment offshore of a part of Netscape's 1997 earnings, changes in the U.S. tax law or the effect of future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, Netscape's principal source of liquidity was $190.2 million in cash, cash equivalents and short-term investments, representing a $10.4 million decrease from the December 31, 1996 balance of $200.6 million. During the same period, long-term investments increased by $19.3 million from $90.5 million at December 31, 1996 to $109.8 million at September 30, 1997, resulting in a net increase of $8.9 million in cash, cash equivalents, and short-and long-term investments from December 31, 1996 to September 30, 1997. Netscape's cash, short-term and long-term investments are managed to be available for working capital, strategic investment opportunities or other potential cash needs in the future. Netscape has no material debt.

    For the nine months ended September 30, 1997 and 1996, cash provided by operating activities of $55.1 million and $32.6 million, respectively, was primarily attributable to increases in net income (excluding the purchased in-process research and development charge which had no cash impact), deferred revenues, accounts payable, taxes payable and other accrued liabilities as well as depreciation and amortization, partially offset by the growth in accounts receivable and deferred income taxes. Cash used in investing activities of $75.0 million and $58.2 million for the nine months ended September 30, 1997 and 1996, respectively, related primarily to capital expenditures of $71.3 million and $63.2 million, respectively. The capital expenditures primarily consisted of purchases of computer hardware and software as well as leasehold improvements and furniture and fixtures related to additional leased facilities. Netscape anticipates that capital expenditures will increase in future quarters. Cash flows from financing activities of $18.9 million and $8.1 million for the nine months ended September 30, 1997 and 1996, respectively, were primarily attributable to proceeds from the issuance of common stock under Netscape's stock option and employee stock purchase plans and from the tax benefit from disqualifying dispositions.

    Deferred revenues primarily consist of the unrecognized portion of product and service revenues received pursuant to training, consulting, Web advertising and subscription and support contracts and the unrecognized portion of nonrefundable, prepaid license royalties received pursuant to sublicense agreements. Deferred revenues increased from $80.3 million at December 31, 1996 to $106.9 million at September 30, 1997 due to an increase in the number of sublicense agreements, the amount of prepayments received pursuant to sublicense agreements and, to a lesser extent, an increase in the number of training, consulting, Web advertising and subscription and support contracts.

    Netscape's principal commitments as of September 30, 1997 consisted of obligations under operating leases for monthly rent and operating lease agreements that include commitments by Netscape to complete the build-out of certain tenant improvements.

    Netscape believes existing cash and investments together with cash flows expected to be generated from operations will suffice to meet Netscape's operating requirements for at least the next 12 months.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

    Exhibit 11.1  Statements of Computation of Earnings (Loss) Per Share.

    Exhibit 27.1  Financial Data Schedule.

    (b)  Reports on Form 8-K
       None.

ITEMS 1, 2, 3, 4, AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following authorized representatives.

                                NETSCAPE COMMUNICATIONS CORPORATION

Date:  November 12, 1997        By:  /s/ PETER L.S. CURRIE
                                     -----------------------------------------
                                     Peter L.S. Currie,
                                     Executive Vice President and
                                     Chief Administrative Officer
                                     (PRINCIPAL FINANCIAL OFFICER)

Date:  November 12, 1997        By:  /s/ NOREEN G. BERGIN
                                     -----------------------------------------
                                     Noreen G. Bergin,
                                     Vice President, Finance and
                                     Corporate Controller
                                     (PRINCIPAL ACCOUNTING OFFICER)