Form 10-K
period 1997-12-31
NETSCAPE COMMUNICATIONS CORP
filed 1998-03-27
CIK 944458

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

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

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X   No _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 9, 1998, there were 98,501,803 shares of the Registrant's common stock outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 9, 1998) was approximately $1,276,143,576. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 29, 1998 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      NETSCAPE COMMUNICATIONS CORPORATION
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997
                               TABLE OF CONTENTS

                                                                                                               PAGE
PART I.
Item 1.      Business......................................................................................          3
Factors Affecting Netscape's Business, Operating Results, and Financial Condition..........................         20
Item 2.      Properties....................................................................................         36
Item 3.      Legal Proceedings.............................................................................         36
Item 4.      Submission of Matters to a Vote of Security Holders...........................................         36
Executive Officers of the Registrant.......................................................................         37

PART II.
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........................         39
Item 6.      Selected Financial Data.......................................................................         40
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........         41
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....................................         49
Item 8.      Financial Statements and Supplementary Data...................................................         49
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........         49

PART III.
Item 10.     Directors and Executive Officers of the Registrant............................................         50
Item 11.     Executive Compensation........................................................................         50
Item 12.     Security Ownership of Certain Beneficial Owners and Management................................         50
Item 13.     Certain Relationships and Related Transactions................................................         50

PART IV.
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................         51
Signatures.................................................................................................         85

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K ("FORM 10-K") FOR NETSCAPE COMMUNICATIONS CORPORATION ("NETSCAPE") CONTAINS FORWARD-LOOKING STATEMENTS MADE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS AFFECTING NETSCAPE'S BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION" ON PAGES 20 THROUGH 35 IN THIS FORM 10-K. READERS SHOULD NOT UNDULY RELY ON FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY THE OPINION OF NETSCAPE AS OF THE DATE HEREOF. UNLESS REQUIRED BY LAW, NETSCAPE UNDERTAKES NO OBLIGATION TO REVISE FORWARD-LOOKING STATEMENTS. READERS SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS NETSCAPE FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 1.  BUSINESS.

OVERVIEW

    Netscape helps individuals and organizations harness the full power of the Internet. Netscape develops, markets, and supports a broad software suite of enterprise servers, commercial applications, clients, and development tools, targeted primarily at corporate intranets and extranets. Netscape's software allows users to share information, manage networks, and facilitate electronic commerce. Netscape software is based on industry-standard protocols that can be deployed across a variety of operating systems, platforms, and databases and that can be interconnected with traditional client/server applications. Netscape's Website, one of the most highly trafficked on the World Wide Web (the "Web"), offers a variety of products and services.

    Netscape was incorporated in Delaware in April 1994 and has acquired several other businesses since its incorporation, some of which were incorporated before Netscape. Netscape's principal executive office is located at 501 East Middlefield Road, Mountain View, California 94043, and its telephone number is
(650) 254-1900. Netscape's common stock is listed on the Nasdaq National Market under the symbol "NSCP." Netscape's home page can be located on the Web at http://home.netscape.com. Except as otherwise noted herein, all references to "Netscape" shall mean Netscape Communications Corporation and its consolidated subsidiaries.

RECENT DEVELOPMENTS

    BUSINESS COMBINATIONS AND JOINT VENTURES

    BUSINESS COMBINATIONS. In December 1997, Netscape acquired KIVA Software Corporation ("KIVA"), an enterprise application server software company. Netscape purchased all of the outstanding capital stock of KIVA and assumed all of KIVA's outstanding stock options. The KIVA acquisition was accounted for as a pooling of interests. In June 1997, Netscape acquired Portola Communications, Inc. ("Portola"), a company with expertise in high-performance messaging systems, and DigitalStyle Corporation ("DigitalStyle"), a Web graphics tools vendor. Netscape purchased all of the outstanding capital stock of each of Portola and DigitalStyle and assumed all of their outstanding stock options. The Portola and DigitalStyle acquisitions were accounted for as purchase transactions.

    JOINT VENTURES. In December 1997, Netscape acquired all of the membership interests it had not previously owned in Actra Business Systems, LLC ("Actra"), a supplier of commerce applications for conducting business-to-business and business-to-consumer commerce on the Internet and a joint venture between Netscape and GE Information Services, Inc. ("GEIS"). Netscape has folded Actra into a new commercial applications division at Netscape. The Actra acquisition was accounted for as a purchase transaction.

    In August 1997, Netscape completed the merger of Navio Communications, Inc. ("Navio"), a joint venture of Netscape, with and into Network Computer, Inc., ("NCI"), a wholly-owned subsidiary of Oracle Corporation ("Oracle"). The surviving company, NCI, creates software for open standards-based network computers and other Internet appliances that will be used in homes, businesses, and schools. Oracle retained majority ownership in NCI, and Netscape retained a minority equity interest in NCI. In June 1997, Netscape completed the formation of a joint venture, Novonyx, Inc., ("Novonyx"), with Novell, Inc. ("Novell") to develop and market certain products and services for networked enterprise customers building intranet and extranet applications. Netscape acquired for cash a minority ownership interest in the outstanding capital stock of Novonyx.

    Netscape will continue to consider further acquisitions and investments and to enter into further joint ventures and strategic alliances, some of which may be material, when it believes such transactions will complement its overall business strategy. However, such transactions, and in particular the acquisitions of technology companies, are inherently risky and the recently completed acquisitions or any such future transactions or joint ventures may not be successful and could materially adversely affect Netscape's business, operating results, or financial condition. See "Factors Affecting Netscape's Business, Operating Results, and Financial Condition--Risks of Acquisitions and Investments."

    CHANGE IN FISCAL YEAR

    In February 1998, Netscape announced that its Board of Directors approved a change in Netscape's fiscal year to November 1 through October 31, effective for the ten-month period ending October 31, 1998. Netscape previously reported results on a calendar fiscal year basis of January 1 through December 31. The Board's action reflects Netscape's increased focus on its enterprise software and services business and is designed to align Netscape's financial reporting practices with its business strategy by taking into account the seasonal buying patterns of enterprise customers. Netscape will file a Quarterly Report on Form 10-Q for the quarter ending April 30, 1998, which will include January operating results in conjunction with reporting financial results for the quarter ending April 30, 1998.

    DISTRIBUTION ANNOUNCEMENTS

    In January 1998, Netscape launched a new software distribution program called "Unlimited Distribution" to distribute several versions of its market-leading Internet client software to all users without licensing fees. Unlimited Distribution allows participants, including Original Equipment Manufacturers ("OEMs"), Internet Service Providers ("ISPs"), telecommunications companies, Web content providers, publishers, and software developers, to distribute Netscape-Registered Trademark- Communicator Standard Edition or Netscape Navigator-Registered Trademark- Stand-Alone Edition to their customers and prospects with no licensing fees. An online application and agreement allows participants to download multiple versions of Netscape Communicator Standard Edition and Netscape Navigator Stand-Alone Edition. In addition to the standard distribution plan, Netscape also plans to create a customization program that allows key participants in the Unlimited Distribution program to create customized versions of Netscape Navigator or Netscape Communicator for redistribution to users. Netscape intends to provide customization tools to qualified partners, which will enable them to add to the product their own logo, home page, bookmarks, and other customization features. Concurrently with the Unlimited Distribution program, Netscape permitted individual and business users to download Netscape Communicator Standard Edition or Netscape Navigator Stand-Alone Edition with no licensing fees. Although Netscape believes that the Unlimited Distribution program and the free client initiative will add new users of Netscape's client software, these programs may not succeed in generating new users of Netscape's client software and, consequently, there are several risks related to offering Netscape's client software without licensing fees. See "Factors Affecting Netscape's Business, Operating Results, and Financial Condition--Free Client Software."

    REPRICING OF EMPLOYEE STOCK OPTIONS

    On January 28, 1998, Netscape gave certain employees, who held outstanding options to purchase Netscape common stock at prices above the January 28, 1998 market closing price of $16.8125, the opportunity to change the exercise price of such options to the market closing price on January 28, 1998. Netscape's Board of Directors, Chief Executive Officer, and Executive Vice Presidents were not eligible to and did not participate in the repricing. The repriced stock options are on the same terms as the original options, except that: (1) the exercise price of the repriced options is $16.8125; (2) the repriced options are not exercisable (except on an optionee's death, disability, or involuntary termination other than for cause) before July 28, 1998; and (3) repriced options that were unvested as of January 28, 1998 will vest over a six-month longer period than they would have absent their repricing. The Board of Directors repriced these options in view of the intensely competitive environment for obtaining, retaining, and motivating qualified employees in the technology sector. Netscape's Board of Directors determined that the continued services to Netscape of the participants in the option repricing program, the six-month limitation of exercisability, and the six-month increase in the vesting period described above constituted appropriate consideration for the option repricing program.

    RESTRUCTURING OF OPERATIONS

    In December 1997, Netscape implemented a restructuring plan aimed at reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. The restructuring plan resulted from decreased revenue associated with certain Netscape products and Netscape's adoption of a new strategic direction. The restructuring included reduction in workforce, closure of certain facilities, write-down of operating assets to be disposed, and payments on canceled third-party royalty contracts. Netscape incurred a $23.0 million charge related to the restructuring in the fourth quarter of 1997. At December 31, 1997, Netscape had approximately $3.7 million of accrued restructuring costs, representing estimated facility and third-party royalty payments to be paid in 1998. Additionally, Netscape incurred approximately $12.0 million for severance costs in January 1998, mostly related to the reduction of the worldwide workforce of approximately 400 employees, or approximately 13% of its workforce.

    ROYALTY-FREE SOURCE CODE

    Netscape announced in January 1998 that it plans to make publicly available for royalty-free licensing on the Internet an early developer release of Netscape Communicator 5.0 source code by March 31, 1998 and will make subsequently developed source code available on the same terms. Netscape anticipates that programmers outside of Netscape will contribute to the development of the public source code base, which it expects will continue to be the basis of Netscape's branded client products. While Netscape seeks to accelerate development and free distribution of future versions of Netscape Communicator to individuals and business customers, there are several risks related to releasing this source code and Netscape's strategy may not succeed. See "Factors Affecting Netscape's Business, Operating Results, and Financial Condition--Royalty Free Source Code." Netscape will handle free source code distribution with a license that allows source code modification and redistribution and provides for free availability of source code versions. However, the source code will not include third-party source code that Netscape has licensed for inclusion in Netscape Communicator and it will not include encryption code because of government restrictions. Netscape intends to create a special Website known as mozilla.org where all interested parties can download the source code, post their enhancements, take part in news-group discussions, and obtain and share Netscape Communicator-related information with others in the Internet community. Netscape will also continue to develop new technologies and periodically offer certified and supported releases of its Netscape Communicator and Netscape Navigator products, incorporating some of the best features created by this community.

    RECENT PRONOUNCEMENTS REGARDING SOFTWARE REVENUE RECOGNITION

    Statement of Position ("SOP") 97-2 "Software Revenue Recognition" was issued in October 1997 by the American Institute of Certified Public Accountants. Statement of Position 98-4 was issued in March 1998 which delays for one year the implementation of a narrow provision of SOP 97-2. SOP 97-2 supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level and does not include specific interpretive and implementation guidance. Once available, such detailed interpretive and implementation guidance could lead to unanticipated changes in Netscape's current revenue accounting practices, and such changes could be material to Netscape's revenues and earnings. For example, certain product license agreements executed by Netscape may not meet the revenue recognition criteria under SOP 97-2 in the quarter in which such agreements are executed. As a result, Netscape may meet or exceed its forecast of aggregate contracting activity, but not meet its forecast for license revenues.

PRODUCTS

    Netscape develops, markets, and supports a broad software suite of enterprise servers, commercial applications, clients, and development tools, targeted primarily at corporate intranets and extranets. Netscape's software allows users to share information, manage networks, and facilitate electronic commerce. Netscape software is based on industry-standard protocols that can be deployed across a variety of operating systems, platforms, and databases and can be interconnected with traditional client/server applications. Netscape's open-network environment ("Netscape ONE-Registered Trademark-") facilitates the building, deployment, and operation of crossware: on-demand applications that run across networks and operating systems and that can be extended to external partners and customers. Netscape ONE promotes a standards-based approach to managing distributed objects on the network and serves as an alternative to platform-specific application development. Netscape ONE incorporates technologies such as JavaScript, HyperText Transfer Protocol ("HTTP"), and HyperText Transfer Markup Language ("HTML"), among others, and, in combination with the Common Object Request Broker Architecture ("CORBA"), permits developers to write distributed applications and integrate information systems running on a broad range of operating systems.

    NETSCAPE SERVER SOFTWARE

    NETSCAPE-REGISTERED TRADEMARK- SUITESPOT. Netscape SuiteSpot is a family of award-winning server products that together with Netscape Communicator provide enterprise customers with an integrated solution for publishing and managing information, messaging and collaboration, and administering Internet applications. Netscape currently markets its server products individually or collectively through the Netscape SuiteSpot server software bundle, including Netscape-Registered Trademark- SuiteSpot Standard Edition, Netscape-Registered Trademark- SuiteSpot Professional Edition, and Netscape-Registered Trademark-SuiteSpot Hosting Edition.

    NETSCAPE SUITESPOT STANDARD EDITION. Netscape SuiteSpot Standard Edition is designed to be an enterprise solution for Web publishing and content management, messaging and collaboration, and administration and security. The following server products and tools collectively comprise Netscape SuiteSpot Standard
Edition:

        NETSCAPE-REGISTERED TRADEMARK- ENTERPRISE SERVER AND NETSCAPE-REGISTERED TRADEMARK- ENTERPRISE SERVER PRO. This information management server allows organizations to manage and publish information. By supporting multiple platforms, databases, and document types, Netscape Enterprise Server leverages existing investments in hardware, applications, and information. Services such as Internet-based access controls, automatic link management, and revision control are built into Netscape Enterprise Server to allow workgroups to publish and share documents. Netscape Enterprise Server Pro allows a comprehensive platform for building and deploying database applications on an intranet. It is a crossware application platform that lets developers access Informix Corporation, Oracle,

    Sybase, Inc., DB2, and Open Data Base Connectivity ("ODBC")-enabled databases using database access capabilities that are built on native drivers.

        NETSCAPE-REGISTERED TRADEMARK- MESSAGING SERVER. This server allows users to deliver encrypted email messages with embedded sound, graphics, video files, HTML forms, Java applets, and desktop applications. Netscape Messaging Server is integrated with Netscape Communicator software and dozens of other messaging clients, creating a messaging system for corporate intranets and communications across the enterprise.

        NETSCAPE-REGISTERED TRADEMARK- COLLABRA-REGISTERED TRADEMARK-SERVER. This open standards-based discussion server allows group collaboration and knowledge-sharing among teams both inside and outside an organization. Users can create their own discussion groups to share product development ideas, allow customers to discuss problems and request information, check the status of requests and billing information, track and distribute competitive information from the field, and develop communities of interest around products and services.

        NETSCAPE-REGISTERED TRADEMARK- CALENDAR SERVER. This server allows a user to schedule meetings, appointments, and resources for a large number of users. Updating information in real time enables users to view a current calendar. Support for Internet mail enables users to receive meeting notifications through email. Netscape Calendar Server provides organizations with a scalable architecture enabling organizations to support a large number of users per server and multiple networked servers for even greater scalability.

        NETSCAPE-REGISTERED TRADEMARK- DIRECTORY SERVER. This server allows organizations to manage information shared across applications, such as users, groups, and preferences. Advanced features such as selective replication, strong authentication, and support for international character-sets help organizations build effective and protected extranets. Netscape Directory Server's support for Lightweight Directory Access Protocol enables organizations to collaborate effectively both within intranets and on extranets.

    NETSCAPE SUITESPOT PROFESSIONAL EDITION. Netscape SuiteSpot Professional Edition is designed to provide all the product features of Netscape SuiteSpot Standard Edition plus the following management services, security features, and search and replication capabilities:

        NETSCAPE-REGISTERED TRADEMARK- CERTIFICATE SERVER. This server allows security services such as single sign-on, message privacy, and access control designed to safeguard intellectual property and ensure confidential communications. Netscape Certificate Server integrates with other Netscape products, enabling information technology professionals to create and manage a public-key infrastructure that authenticates both clients and servers using open standards-based digital certificates.

        NETSCAPE-REGISTERED TRADEMARK- COMPASS SERVER. This server provides a comprehensive set of tools that helps administrators gather and organize the resources scattered across enterprise intranets so that users can more easily find and retrieve information, whenever it is needed. Netscape Compass Server also allows users to identify topics of interest and receive a newsletter summary of relevant information from an intranet and the Internet on a daily basis.

        NETSCAPE-REGISTERED TRADEMARK- PROXY SERVER. This server provides an industrial-strength infrastructure for caching and filtering Web content. Organizations can reduce network traffic and user wait times by using Netscape Proxy Server to distribute and manage information. Netscape Proxy Server can help relieve bandwidth congestion at network bottlenecks and enable users to productively access network resources.

    NETSCAPE SUITESPOT HOSTING EDITION. Netscape SuiteSpot Hosting Edition is designed to be a scalable, integrated suite of server software products that allows ISPs and telecommunications companies to host a set of services including email, Internet browsing, Web publishing, and discussion groups for individuals and organizations. Each Netscape SuiteSpot Hosting Edition server is a product that is integrated with the rest of the suite using open-standard protocols. It provides a scalable platform for delivering new, premium services while simultaneously limiting the infrastructural and maintenance costs associated with supporting an ever-increasing customer base. The Netscape SuiteSpot Hosting Edition product line is as follows: (a) Netscape Enterprise Server Hosting Edition, a Web hosting server that facilitates creating, managing, and intelligently distributing content and running intranet and Internet applications; (b) Netscape Messaging Server Hosting Edition, a scalable hosting server that facilitates sending, receiving, and managing email messages and that provides centralized administration, scalability, performance, security, and remote connectivity; (c) Netscape Collabra Server Hosting Edition, a hosting server that facilitates news and collaboration by letting individuals and corporations create, publish, and maintain news feeds and private and public discussion groups; (d) Netscape Proxy Server Hosting Edition, a server that caches and filters Web content, allowing ISPs and telecommunications companies to ease network congestion, protect network content and infrastructure, and control access to network resources; (e) Netscape Directory Server Hosting Edition, a server that provides a single point from which service providers can add, change, and delete user information and manage customers, servers, and services; and (f) Netscape Mission Control Desktop, an application that allows service provider system administrators centralized control over client configuration and other system management functions. See "Netscape Client Software--Mission Control Desktop."

    NETSCAPE-REGISTERED TRADEMARK- APPLICATION SERVER. With the acquisition of KIVA in December 1997, Netscape became a provider of application server software for enterprise-class intranet, extranet, and Internet applications. See "Recent Developments--Business Combinations and Joint Ventures." Netscape Application Server is designed to provide the performance, availability, rapid development, legacy integration, and manageability enterprises need to build and deploy scalable intranet, extranet, and Internet business-critical solutions. Netscape offers Netscape Application Server to Netscape customers developing and deploying business-critical applications that reach beyond the company to include partners, customers, and suppliers. The Netscape Application Server product line includes the Netscape-Registered Trademark- Application Builder, a development environment for building Java and business-critical applications, and Netscape-Registered Trademark- Extension Builder, a tool-kit for building server extensions to access legacy systems, client-server applications, and third-party Internet services.

    NETSCAPE-REGISTERED TRADEMARK- FASTTRACK SERVER. Netscape FastTrack Server is designed to allow users to create, publish, and serve Web documents without the complexity of a large Website. Netscape FastTrack Server provides a crossware application platform that allows developers to access ODBC-enabled databases using powerful relational database access capabilities. By supporting Netscape ONE, Netscape FastTrack Server enables deployment of Web applications that combine static and dynamic content, database access, and messaging. Netscape FastTrack Server includes Netscape Communicator client software, allowing users to create, edit, and publish Web documents. The Netscape FastTrack Server also offers encryption features to restrict access to server resources (such as applications, documents, and administrative tools), as well as to encrypt the information that flows between the server and client. Flexible access control allows users to select which resources to protect.

    NETSCAPE COMMERCIAL APPLICATIONS. The Netscape-Registered Trademark-CommerceXpert product family of electronic commerce solutions was developed by Actra, a joint venture funded by Netscape and GEIS. In December 1997, Netscape purchased from GEIS all of the outstanding membership interests in Actra not owned by Netscape. See "Recent Developments--Business Combinations and Joint Ventures." The Netscape CommerceXpert product family is designed to provide a wide range of tools and a comprehensive architecture designed to help organizations market, sell, service, and distribute products and services online. The Netscape CommerceXpert solutions are based on the same open protocols and scalable security architecture used for communications on the Internet. These solutions enable organizations to create more secure Internet commerce sites, such as online stores, malls, catalogs, publications, customer support centers, financial service sites, or entertainment sites. Moreover, Netscape's electronic commerce products can interoperate with Electronic Data Interchange ("EDI") networks and private value-added networks ("VANs") so that even companies with proprietary systems can take advantage of online commerce. The Netscape CommerceXpert product family includes the following commerce application products:

    NETSCAPE-REGISTERED TRADEMARK- ECXPERT. With Netscape ECXpert Internet commerce software, companies are able to communicate and exchange information within and beyond the networked enterprise. Netscape ECXpert is a solution for business-to-business electronic commerce that is designed to safeguard data communications over private and public networks as well as to provide flexible integration with internal business applications. Netscape ECXpert provides gateway facilities to EDI network vendors, allowing enterprises to expand their EDI programs. This enables companies to take advantage of the Internet without having to immediately migrate from the commerce systems they already use throughout their supply chains.

    NETSCAPE-REGISTERED TRADEMARK- SELLERXPERT. Netscape SellerXpert is a comprehensive solution that integrates catalog, ordering, and payment technology, plus a complete system for business-to-business commerce. Netscape SellerXpert allows businesses to establish an online selling presence for their corporation to sell products to existing and new customers, improve customer service, and lower costs using online catalogs and automated sales-order processing. Netscape SellerXpert provides order creation and tracking (which can be customized to each business' policies and procedures), product catalogs for rapid product searching and personalized views, and tiered membership services for authenticating users and defining business organization members' relationships and individual spending limits.

    NETSCAPE-REGISTERED TRADEMARK- BUYERXPERT. Netscape BuyerXpert enables purchasing professionals to set up an electronic collection of approved vendor catalogs so that employees have one central resource for products and services. While preserving corporate controls, Netscape BuyerXpert makes employee self-service ordering a reality by giving employees the means to create, approve, and track orders from their Web browser. It enables purchasing professionals to improve productivity, reduce order processing costs, minimize order cycle time, and take full advantage of volume discounts. Netscape BuyerXpert is currently available in a public beta version and is planned to be commercially released as a stand-alone product in the quarter ending April 30, 1998.

    NETSCAPE-REGISTERED TRADEMARK- PUBLISHINGXPERT. Netscape PublishingXpert is an integrated commerce-based solution that enables companies to quickly deploy large-scale publishing, extranet, and multi-hosting applications. With Netscape PublishingXpert, organizations are able to expand their presence on the Web to sell, deliver, and manage premium content through an advanced set of personalized content-management services. In addition, an integrated, open standards-based architecture provides the flexibility to adapt and grow with business needs.

    NETSCAPE-REGISTERED TRADEMARK- MERCHANT SYSTEM. Netscape Merchant System provides online retail management services. Netscape Merchant System helps merchants set up and operate online storefronts or host multiple storefronts in an Internet mall. Merchandising capabilities enable merchants to display thousands of products and change product displays. A powerful underlying framework efficiently handles critical transactions, order delivery, and inventory management and can scale to handle hundreds of transactions simultaneously. As a stand-alone storefront, part of an Internet mall, or an integrated component of an organization's existing sales and order processing systems, Netscape Merchant System can be tailored to match an organization's requirements for handling transactions, shipping and sales tax charges, order delivery, and purchase returns.

    Licenses of Netscape's Server Software and Commercial Applications Software accounted for 29.4%, 27.1%, and 36.4% of Netscape's total revenues in the years ended December 31, 1995, 1996, and 1997, respectively.

    NETSCAPE CLIENT SOFTWARE

    NETSCAPE NAVIGATOR-REGISTERED TRADEMARK-. Netscape Navigator is designed to allow users to access information on intranets and the Internet. See "--Netscape Communicator--Netscape Navigator." Netscape Navigator is now available either as part of a set of enterprise components, collectively called Netscape Communicator, or separately in a Stand-Alone Edition, each of which may be downloaded from Netscape's Website without licensing fees. See "Recent Developments--Distribution Announcements."

    NETSCAPE-REGISTERED TRADEMARK- COMMUNICATOR. Netscape Communicator is designed to be a components suite of open HTML-based client software that integrates messaging, authoring, groupware, calendaring, and Web browsing tools enabling users to communicate, share, and access information on intranets, extranets, and the Internet. Netscape currently markets three versions of its Netscape Communicator client software, Netscape Communicator Standard Edition, Netscape Communicator Professional Edition, and Netscape Communicator Enhanced Edition. The Netscape Communicator product line is as follows:

    NETSCAPE COMMUNICATOR STANDARD EDITION. Netscape Communicator Standard Edition is designed to allow users to send and receive email, participate in discussion groups, use online conferencing, compose Web pages, and send instant messages. In January 1998, Netscape announced that the Netscape Communicator Standard Edition may be downloaded from Netscape's Website without licensing fees. See "Recent Developments--Distribution Announcements." The following components collectively comprise the Netscape Communicator Standard Edition:

        NETSCAPE NAVIGATOR. This component allows access to information and network applications on intranets, extranets, and the Internet. Netscape Navigator offers a point-and-click graphical user interface that allows users to browse the Internet's vast array of network resources and participate in commerce across extranets and the Internet.

        NETSCAPE-REGISTERED TRADEMARK- MESSENGER. This component allows users to exchange email messages with virtually anyone on the Internet. Netscape Messenger is integrated with Netscape Composer, allowing users to create email messages that look like Web pages, complete with graphics, images and even Java applets.

        NETSCAPE-REGISTERED TRADEMARK- COLLABRA-REGISTERED TRADEMARK-. This component allows users to have online discussions and collaborate on key issues or solicit input from colleagues, reducing the need for face-to-face meetings. Netscape Collabra brings the benefits of newsgroups and online information exchange to workgroups, businesses, and corporations.

        NETSCAPE-REGISTERED TRADEMARK- COMPOSER. This component creates HTML-based intranet documents, Web pages, and email messages. Because Netscape Composer is integrated with other Netscape Communicator components, Netscape Composer documents can be sent or displayed using Netscape Messenger, Netscape Conference, and Netscape Collabra. Netscape Composer allows users to publish documents to an intranet or Internet document server with a single button click.

        NETSCAPE-REGISTERED TRADEMARK- NETCASTER. This component allows "push" delivery of intranet and Internet information to user desktops. With Netscape Netcaster, users are able to subscribe to a content "channel"--a content source much like a broadcast TV or radio channel--and receive content that they can view offline. Netscape Netcaster's broadcast, or "push," capabilities allow users to receive information updates in the background while they work on other tasks.

        NETSCAPE-REGISTERED TRADEMARK- CONFERENCE. This component allows users to hold a conference call, share a whiteboard, or conduct a text-based discussion as easily as they can send email or read newsgroup postings. Netscape Conference is a real-time multimedia communications tool for intranet and Internet users.

        NETSCAPE AOL INSTANT MESSENGER. This component allows Netscape Communicator and America Online users to communicate in real time. With the Netscape AOL Instant Messenger service, users in the workplace and at home are able to send and respond quickly to personalized messages without mail server delays.

    NETSCAPE COMMUNICATOR PROFESSIONAL EDITION. Netscape Communicator Professional Edition is designed for organizations that want to use open standards-based software to coordinate scheduling of people and resources and have centralized control of clients and servers in an enterprise environment. Netscape Communicator Professional Edition is available on CD-ROM or from Netscape's Website for a licensing fee. It includes the components of Netscape Communicator Standard Edition as well as the following productivity components for boosting organizational efficiency and reducing the cost of ownership of intranets and extranets:

        NETSCAPE-REGISTERED TRADEMARK- CALENDAR. This component allows enterprise-wide calendaring and scheduling. With Netscape Calendar, users can schedule meetings and reserve conference rooms or other resources, all in real time across local and remote servers.

        NETSCAPE-REGISTERED TRADEMARK- AUTOADMIN. This component allows centralized management to install, deploy, and configure Netscape Communicator. It allows central configuration of Netscape Communicator client preferences; automatic downloads, installations, upgrades of Netscape Communicator plug-ins and components; and the ability to restrict the downloading of such components to those authorized.

        NETSCAPE IBM HOST ON-DEMAND. This component uses the industry-standard 3270 telnet protocol to provide Netscape Communicator clients with intranet or Internet access to International Business Machines ("IBM") host information. Co-developed by IBM and Netscape, IBM Host On-Demand is a cross-platform, Java-based application that provides intranet and Internet clients with 3270 access to applications and data stores on IBM host systems.

    NETSCAPE COMMUNICATOR ENHANCED EDITIONS. Each of the following products integrate Netscape Communicator Standard Edition with utilities, plug-ins, or account setup and connection software needed for modem-based access to the Internet. The enhanced editions are available on CD-ROM for a licensing fee. Netscape-Registered Trademark- Communicator Internet Access Edition allows home or small business users to choose from a variety of ISPs to access the Internet. Netscape-Registered Trademark- Communicator Deluxe Edition combines Netscape Communicator Internet Access Edition with Norton AntiVirus Internet Scanner, Net.Medic SE, JackHammer, Net-It Now! SE, Excite PAL, and several other utilities and plug-ins to improve Internet communications for home or small business users. Netscape-Registered Trademark- Communicator Publishing Suite combines Netscape Communicator Deluxe Edition with NetObjects Fusion PE, Jasc Paint Shop Pro, and Nova Web Explosion Sampler to give users the ability to create and publish entire Websites.

    NETSCAPE-REGISTERED TRADEMARK- MISSION CONTROL DESKTOP. Netscape Mission Control Desktop allows administrators to build custom Netscape Communicator or Navigator clients tailored to an organization's requirements and deploy them throughout the enterprise. When used in conjunction with Netscape Communicator Professional Edition, Netscape Mission Control Desktop allows administrators to centrally manage client configurations and distribute new software through a server-side configuration file. All of these capabilities are built on open standards-based technologies such as JavaScript, HTTP, and Java Archive to allow for widespread deployment.

    Licenses of Netscape's client software accounted for 61.4%, 57.0%, and 35.1% of Netscape's total revenues in the years ended December 31, 1995, 1996, and 1997, respectively.

SERVICES

    NETSCAPE NETCENTER

    In 1994, Netscape developed and refined an innovative new way of distributing software when it made the first copies of the Netscape Navigator client software available for download over Netscape's Website. Today, Netscape's Website, which now features Netscape Netcenter, is one of the most heavily trafficked Websites in the world. Designed to provide information, showcase products and services, and form the basis of an electronic marketplace, Netscape's Website consists of multiple pages of information, each identified by a Universal Resource Locator, or URL. Netscape Netcenter offers a variety of products and services including access to: news and information, Netcenter Commerce (where goods and services can be purchased), directories of interesting sites on the Internet, Netscape and third-party software, a variety of product and technical support information, and current news about Netscape and its products. Netcenter consists of four main categories:

    COMMERCE. Netcenter Commerce allows Netcenter subscribers to shop conveniently from their desktops with many leading online merchants today.

    SOFTWARE. Netcenter Software allows customers to purchase the latest Netscape and partner software, related publications, and logo products. Netscape's SmartUpdate program remembers which components subscribers have installed and suggests new components to enhance their systems.

    CONTENT. Netcenter Content is a resource for accessing information on the Internet. Netcenter Content includes the following services: (i) Netscape Business Journal, a one-stop source for industry news, resources, and research,
(ii) Netcaster Channel Finder, a service that brings the latest news and information to the user's desktop, (iii) In-Box Direct, a service that brings free subscriptions to electronic versions of leading newspapers and magazines,
(iv) Netsearch, a search and directory service, and (v) Netscape Guide by Yahoo!, an Internet information navigation service.

    COMMUNITY. Netcenter Community enables individuals and business professionals to build relationships by communicating and exchanging information on the Internet. Netcenter Professional Connections lets users participate in discussion forums to learn about Web culture, online commerce, initial public offerings, informative sites, and techniques for using the latest Web technologies. Netscape AOL Instant Messenger, a component of the most recent version of Netscape Communicator, lets users send messages that appear instantaneously on another user's computer screen. Users can create a personalized "Buddy List" to find out which of their friends, family, and co-workers are online and exchange electronic messages. Netscape Virtual Office lets users use the Internet to bring their business to the world with a tailored, private, and security-enhanced intranet solution.

    Revenues from Netscape's Website are derived from fees for Website transactions, which include Web advertising, search and directory services, trademark licensing, and other Web services. Netscape allows advertisers to display their logo or message on a hyperlinked button with access to their Websites. Netscape charges a fee for the advertising spots on its Website, which varies depending on the specific page location and the number of visits to the page.

    Revenues from Netscape's Website accounted for 2.1%, 6.7%, and 17.8% of Netscape's total revenues in the years ended December 31, 1995, 1996, and 1997, respectively.

    SUPPORT PROGRAMS

    Netscape seeks to provide timely, high-quality technical support to meet the diverse needs of its customers and partners and to facilitate the adoption and use of its products.

    Netscape SupportEdge is designed to provide customers worldwide with a suite of technical support offerings. Customers can choose the Netscape SupportEdge offering that best meets their needs, based on the size of their support staff and the expertise of their in-house team. Payment options range from pay-as-you-go, incident-based support, to unlimited annual support. Additionally, if an organization needs support for in-house applications being developed on Netscape technology or for integrating Netscape products into existing technology, the developer support option (available as part of certain service programs) provides advice on coding approaches and detailed help with Netscape ONE technologies. A technical support engineer gives customers sample code and reviews a test case to help identify problems.

    Netscape DevEdge-Registered Trademark- is designed to provide technical information and marketing support developers need to stay competitive. Netscape DevEdge offers memberships for developers creating software products, building intranets, extranets, Websites, or simply trying to keep up with the latest Web-based technologies. The Netscape DevEdge program is a developer's link to Netscape and the community of developers building on the Netscape ONE platform.

    PROFESSIONAL SERVICES

    Netscape Professional Services provides end-to-end project management, technology consulting and application development expertise to Netscape customers. Established to deliver business solutions to organizations seeking an innovative approach to the use of new technologies, Netscape Professional Services offers architecture and design, infrastructure system implementation, systems integration, and application development services. These solutions are designed to address a client's technology and business requirements while providing the training and knowledge required to create self-sufficiency. With core competencies in information architecture and design, Internet commerce, electronic messaging, and security services, Netscape Professional Services works with Netscape engineering, product marketing, technical support, and business partners to offer customers comprehensive Web-based solutions.

    TRAINING

    Netscape offers hands-on training courses and materials to resellers and end-users covering software installation, configuration, and troubleshooting. Netscape also offers multi-media courses and materials that cover Network and Systems Administration, discussing the implementation and administration of Web servers, the implementation of security for Websites, and networking fundamentals. Other courses and materials cover Content and Site Development, discussing fundamental and advanced HTML Website development techniques and fundamental and advanced Java programming training designed to help developers create interactive applications.

MARKETING AND DISTRIBUTION

    MARKETING

    Netscape uses a variety of marketing programs designed to stimulate demand for its products and services to support the direct and indirect sales channels. The key elements of Netscape's marketing strategy include:

    MARKETING ON THE INTERNET. Netscape makes its products available for evaluation and purchase through Netscape Netcenter. Certain customer information is collected electronically through an automated registration process, creating the basis for ongoing marketing of upgrades, new products, add-on products, and merchandise. Netscape is also involved in various forms of electronic advertising and electronic promotions on the Internet.

    TARGET MARKETING. Netscape focuses direct marketing efforts on decision makers in large organizations. Netscape addresses these customers through profiling key accounts and identifying prospects with similar attributes. The goal of these efforts is to identify potential buyers of Netscape's enterprise software and services, create awareness of Netscape's product offerings (including clients, servers, applications, and services), and generate leads for follow-on sales.

    MARKETING TO PC USERS. Client products are marketed widely to PC users in both the business and home PC market segments. In January 1998, Netscape launched Unlimited Distribution, a program designed to distribute several versions of its market-leading Internet client software to all users without licensing fees. Unlimited Distribution allows participants including OEMs, ISPs, telecommunications companies, Web content providers, publishers, and software developers, to distribute Netscape Communicator Standard Edition or Netscape Navigator Stand-Alone Edition to their customers and prospects with no licensing fees. See "Recent Developments--Distribution Announcements."

    DISTRIBUTION

    Netscape has designed its distribution strategy to address the particular requirements of its diverse enterprise and individual target customers. Netscape distributes its products directly through a direct sales force, a telesales force and Netscape Netcenter. Netscape distributes its products indirectly through OEMs, Value Added Resellers ("VARs"), systems integrators, and software retailers.

    DIRECT SALES. Netscape's direct sales force targets primarily large organizations, including telecommunications companies, manufacturers, retailers, publishers, and financial service companies. Netscape believes that these organizations are most likely to become the electronic merchants and information publishers for commerce on the Internet. In addition, these organizations have a substantial installed base of intranets and have been widely deploying Web servers for internal enterprise applications. In certain instances, Netscape's direct sales force works with complementary hardware OEMs, VARs, and systems integrators to deliver complete solutions for major customers.

    TELESALES. Netscape's telesales organization, based in Mountain View, California, receives customer orders and proactively contacts potential customers.

    INTERNET SALES. Netscape offers its products and services electronically via Netscape Netcenter.

    OEMS. Netscape has established OEM relationships to leverage its sales efforts. For example, Netscape has OEM reseller agreements with several leading systems vendors to bundle Netscape's server or client software with certain of their product offerings.

    VARS AND SYSTEM INTEGRATORS. VARs and systems integrators customize, configure, and install Netscape's software products with complementary hardware, software, and services. In combining these products and services, these resellers are able to deliver more complete Netscape-based solutions to address specific customer needs. Netscape may also help these VARs and systems integrators design customized applications to meet the unique requirements of these customers.

    RETAIL DISTRIBUTION. Netscape currently distributes its retail products through a network of retail distributors in North America.

    INTERNATIONAL

    Netscape believes it is important to have an international presence and intends to continue to conduct business in markets outside the United States through a combination of subsidiaries and distributors. Netscape intends to address this market through a variety of distribution and service partners.

PROPRIETARY RIGHTS

    Netscape's success and ability to compete partly depend on its internally developed technology. While Netscape relies on patent, trademark, trade secret, and copyright law to protect its technology, the technological and creative skills of its people, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. Others may develop technologies that are similar or superior to Netscape's products. Netscape generally enters into confidentiality or license agreements with its employees, consultants, and vendors, and generally controls access to and distribution of its software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Netscape's products or technology without authorization or to develop similar technology independently. In addition, effective patent, trademark, trade secret, and copyright protection may be unavailable or limited in certain foreign countries. To license its products, Netscape relies in part on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite Netscape's efforts to protect its proprietary rights, unauthorized parties may copy aspects of Netscape's products or obtain and use information that Netscape regards as proprietary. Policing unauthorized use of Netscape's products is difficult and the steps taken by Netscape may not prevent the misappropriation of its technology. In addition, litigation may be necessary in the future to enforce Netscape's intellectual property rights, to defend the validity of any Netscape patents, to protect Netscape's trade secrets, or to determine the validity and scope of the proprietary rights of others. Such misappropriation or litigation could result in substantial costs and diversion of resources and the potential loss of intellectual property rights, which could have a material adverse effect on Netscape's business, operating results, or financial condition.

    Netscape has received, and may continue to receive, notice of claims of infringement of other parties' proprietary rights. Such claims may involve Netscape's internally developed technology or technology and enhancements that Netscape licenses from third parties, including enhancements incorporated into Netscape Communicator in connection with the Royalty-Free Source Code program. See "Factors Affecting Netscape's Business, Operating Results, and Financial Condition--Royalty-Free Source Code" and
"--Uncertain Protection of Intellectual Property; Risks Associated with Licensed Third-Party Technology." Any such claims could require Netscape to spend time and money defending against them, and, if they were decided adversely to Netscape, could cause Netscape to pay damages, to be subject to injunctions, or to halt distribution of its products while it re-engineered them or sought licenses to necessary technology (which might not be available on reasonable terms). Any of these factors could materially adversely affect Netscape's business, operating results, or financial condition. Moreover, Netscape could also be subject to claims for indemnification resulting from infringement claims made against its customers, which could increase its defense costs and potential damages. Although Netscape is sometimes indemnified by third parties against claims that licensed third-party technology infringes the proprietary rights of others, indemnity may be limited, unavailable, or, where the third party lacks sufficient assets or insurance, ineffectual. Netscape does not currently have liability insurance to protect against the risk that its technology or licensed third-party technology infringes the proprietary rights of others.

    Netscape relies on technology that it licenses from third parties, including software integrated with internally developed software and used in Netscape's products to perform key functions. These third-party technology licenses may not continue to be available to Netscape on commercially reasonable terms. The loss of any of these technology licenses could delay or reduce product shipments until equivalent technology could be identified, licensed, and integrated. Any such delays or reductions in product shipments could materially adversely affect Netscape's business, operating results, or financial condition.

COMPETITION

    The market for software and services for intranets, extranets, and the Internet is relatively new, intensely competitive, rapidly evolving, and subject to rapid technological change. Netscape expects competition to continue and increase in the future. Such competition could materially adversely affect Netscape's business, operating results, or financial condition.

    Netscape's current and potential competitors can be divided into three groups: (i) Microsoft, (ii) other software competitors, and (iii) other Website Competitors. See "Factors Affecting Netscape's Business, Operating Results, and Financial Condition--Competition."

    MICROSOFT. Microsoft has a longer operating history, a much larger overall installed customer base, a much larger number of employees, greater brand recognition, and much greater financial, technical, marketing, public relations, and distribution resources than does Netscape. Microsoft is developing and selling products and services in both Internet-oriented software and Website services.

    INTERNET-ORIENTED SOFTWARE. Netscape's current products are designed around certain open standards, and industry acceptance of competing standards advocated by Microsoft and others could decrease the demand for Netscape's products. Moreover, Microsoft actively promotes technologies and standards incompatible with Netscape's products and other open-standards-based products. For example, Microsoft is promoting its proprietary ActiveX technology as a method of writing Windows-specific Websites viewable only in Internet Explorer. Microsoft is also promoting an alternative to the 100% pure Java programming language for Internet applications that are optimized for exclusive use with Microsoft products. If Microsoft is successful in promoting widespread adoption of ActiveX, widespread adoption of proprietary extensions of Java, or other proprietary standards, Netscape's business, operating results, or financial condition could be materially adversely affected.

    Regarding both server and desktop software, Netscape believes that Microsoft has used, and will continue to use, its dominant position to secure preferential distribution and bundling contracts with third parties such as ISPs, online service providers, VARs, and OEMs including third parties with whom Netscape has relationships. Such preferential arrangements could reduce Netscape's market share for both server and client software and materially adversely affect Netscape's business, operating results, or financial condition.

    INTERNET-ORIENTED SERVER SOFTWARE. Microsoft has been aggressively developing and shipping its Windows NT server operating system ("Windows NT" or "NT"), while adding Internet and intranet capabilities. Microsoft bundles its Internet Information Server ("IIS") with Windows NT at no separately stated additional cost to the purchaser. Further, Microsoft has made IIS available for download from the Internet with no licensing fees. The next version of NT is expected to include a Directory Server, a Proxy server, and an improved Application Server, each of which would compete with Netscape servers and which Microsoft may provide at no apparent additional cost to the purchaser.

    Microsoft is also offering products in the commercial applications software area, including products that compete with the Netscape CommerceXpert family of products. The availability of such commercial applications products and NT server products may cause price pressure on Netscape's CommerceXpert family of products and may reduce Netscape's commercial application market share. Further, Microsoft has released server products for ISPs and content providers to set up Web servers and related services. The availability of such server products targeted for sale to the ISP market is causing price pressure on Netscape's SuiteSpot Hosting Edition family of products and may reduce Netscape's ISP market share. Microsoft also offers Microsoft Exchange ("Exchange"), an email and groupware server that operates in conjunction with Microsoft's Back Office and Internet Explorer products. Although the retail list price of Exchange is substantial, Microsoft has stated that it intends to take "non-economic returns" on Exchange in order to build market share for Windows NT. In this vein, Microsoft has been offering Exchange at little or no separately stated cost to corporate customers and may choose to include Exchange as a free bundle in upcoming versions of NT. These email and groupware products and pricing practices are causing and may continue to cause pricing pressure on Netscape's server products and client/server bundles and may reduce Netscape's market share for such products. In addition, Microsoft is investing significantly in localizing its enterprise software in non-English languages, which may be a competitive threat as Netscape attempts to expand its international business. All of the above Microsoft products and practices may materially adversely affect Netscape's business, operating results, and financial condition.

    Netscape believes that Microsoft has also created competitive advantages for its server products by bundling these products with its operating systems. If Microsoft more tightly integrates its server products with its operating systems, the ability of Microsoft's competitors, including Netscape, to obtain effective access to Microsoft's operating systems could be impeded, particularly if such competitors do not obtain the application programming interfaces or other technical information necessary to access Microsoft's operating systems in a timely and effective fashion. Microsoft may also use other means to attempt to restrict access to its operating systems. For example, Microsoft has asserted and may continue to assert licensing or other restrictions that could restrict access by competitors to its operating systems. In particular, Microsoft has asserted that its Windows NT Workstation operating system is not meant to be used as a server operating system for a Website. If Microsoft is successful in restricting access to its operating systems, sales of Netscape's products and Netscape's business, operating results, or financial condition could be materially adversely affected.

    INTERNET-ORIENTED DESKTOP SOFTWARE. Microsoft Windows ("Windows") is the desktop operating system of approximately 90% of the desktop personal computers now in use and is shipped with approximately 95% of new personal computers. As a precondition of licensing Windows, Microsoft has required computer manufacturers to accept and ship its Internet Explorer browser ("Internet Explorer"), which competes with Netscape's Navigator and Communicator products. The United States Department of Justice is currently challenging this licensing practice. Microsoft also allows Internet Explorer to be downloaded for free over the Internet, and offers Internet Explorer as a free product to distributors and end-users, including distributors and end-users of Netscape's products. Microsoft has also required installation and use of Internet Explorer in order to use certain of its development tools, such as Visual C++, and its premium groupware client, Outlook 98. Internet Explorer is also shipped with its Microsoft Office suite of productivity applications, which also has a market share of approximately 90% of the desktop office-suite market. Microsoft has announced that future versions of its Microsoft Office Applications suite will offer enhanced Internet and intranet capability that may depend on certain functions of Internet Explorer. Microsoft is also preparing to ship Windows 98, a version of its desktop operating system whose marketing is likely to heavily feature the bundled Internet Explorer browser and other Internet client software. If Microsoft's browser products are more tightly integrated with Microsoft's operating systems, the ability of Microsoft's competitors, including Netscape, to obtain effective access to Microsoft's operating systems could be impeded, particularly if such competitors are not able to obtain the application programming interfaces or other technical information necessary to access Microsoft's operating systems in a timely and effective fashion. Even if such access can be obtained, performance of such competitive products may be hampered. Microsoft may also use other means to promote distribution of its browser. For example, Microsoft may assert licensing or other restrictions that could restrict access by competitors to its operating systems. Microsoft has also entered into certain product licenses that have contained restrictions on the licensees' rights to contract with Netscape and offered monetary and other valuable incentives, such as presence on the Windows desktop, to licensees of its browser. Such actions, together with Microsoft's aggressive marketing of Internet Explorer, have reduced and may continue to reduce Netscape's share of the browser market, which could materially adversely affect Netscape's business, operating results, or financial condition. Specifically, a significant decline in Netscape's share of the browser market could reduce not only Netscape's remaining browser revenues, but also reduce demand for Netscape's server products and the traffic to Netscape's Website.

    WEBSITE SERVICES. Netscape Netcenter competes with various Microsoft-owned Websites that Microsoft has indicated it may unite into a single site under a program called "Microsoft Start." Microsoft Start may become the opening screen for Windows users or operate in some other fashion that promotes Microsoft's products and Website. In addition, Netscape believes that Microsoft may be using co-marketing funds and other inducements to have Websites developed exclusively for Internet Explorer or using technology that may only be accessed by Internet Explorer. Internet Explorer also includes a desktop Internet portal including links to a variety of Web content and commerce sites, which is activated and viewable only by the user of a computer using Internet Explorer. The links include not only Microsoft content (such as the Microsoft Network), but content from third party providers who may be limited in their rights to contract with Netscape as a condition of such linking. Such actions may materially adversely affect Netscape's business, operating results, or financial condition.

    OTHER SOFTWARE COMPETITORS. In addition to Microsoft, several other companies are also currently offering software products and services that compete directly with Netscape's server products and Website services.

    The competition in the Internet server market is broad across all classes of server software. In addition to Microsoft, companies offering competing Web and application server products for the Internet include IBM, Sun Microsystems, Inc. ("Sun"), Oracle, and NetDynamics. Other companies offering competing messaging server products include Lotus (a subsidiary of IBM), which sells a Web server based on its popular Notes group software program, and Novell, which sells Groupwise based on its popular server operating system. Other companies that offer or will offer competing directory server products include Sun, Novell, IBM, and Oracle. Oracle's server products operate with its large installed base of database software. Sun's products operate on its Solaris server operating system. Other companies that offer server and client products that are or can be bundled with operating systems or databases are particularly formidable competition in the market for enterprise software. IBM is, in many cases, willing to provide this server and client software to large customers at nearly no charge as a way to win hardware and services business.

    The competition in the electronic commerce ("e-commerce") market is also intense. The Netscape CommerceXpert family of products facilitates the creation and maintenance of online commerce Websites. Other companies that offer products that compete with the Netscape CommerceXpert family of products include IBM, Oracle, GEIS, Open Market, Inc., Ariba, CommerceOne, Sterling Commerce, Inc., BroadVision, Inc., Connect, Inc., and a wide variety of smaller competitors. In particular, IBM is investing heavily in marketing, research and development for e-commerce applications. It is likely that IBM will be willing to provide this functionality to large customers at nearly no charge as a way to win hardware and services business. Any of the above factors could materially adversely affect Netscape's business, operating results, and financial condition.

    Competitive factors in the market for enterprise software and services include core technology, breadth of product features, product quality, marketing and distribution resources, pricing, and customer service and support. Except as set forth above, Netscape believes it presently competes favorably with respect to each of these factors. The market and competition are still new and rapidly emerging, especially the enterprise software market, and Netscape may not be able to compete successfully against current or future competitors. Moreover, this competition could result in price reductions of Netscape's products, loss of market share, or other material adverse effects on Netscape's business, operating results, or financial condition.

    OTHER WEBSITE COMPETITORS. Netscape expects the market for Web-based services, to the extent it continues to develop, to be intensely competitive. Netscape Netcenter offers a variety of Web-based services. See "Services--Netscape Netcenter." In addition to the Microsoft Websites, Netcenter competes with Yahoo!, Inc., Excite, Inc., Infoseek Corporation, America Online, Inc., and other entities that sponsor or maintain high-traffic Websites, online services, or Web navigation services. Many of these companies offer informational and community features, such as news, stock quotes, sports coverage, Yellow Pages and e-mail listings, weather news, and bulletin board listings, that compete with the services offered by Netscape Netcenter.

    Netscape believes that the principal competitive factors in the Website markets are brand recognition, ease of accessibility and use, comprehensiveness, independence, dependability, and quality and variety of content. Except as set forth above, Netscape believes it competes favorably with respect to many of these factors. In the future, Netscape Netcenter expects to face competition in various special interest, demographic, and geographic markets. Netscape Netcenter's competitors may develop Web-based services that are superior to those of Netscape Netcenter or they may achieve greater market acceptance than Netscape Netcenter. Competition among Web-based service providers could result in significant price competition and reductions in Web-based revenues. Moreover, several of Netscape's current and potential competitors in this market have greater financial, technical, marketing, and managerial resources than Netscape. Accordingly, Netscape may not be able to compete successfully, which could materially adversely affect Netscape's business, operating results, and financial condition.

    In addition to the Web-based service providers, Netscape also competes with traditional forms of offline media such as television, radio, and print for a share of companies' total marketing and advertising budgets. The intense competition in the sale of Web-based advertising makes it difficult to project future levels of Web-based advertising revenues that will be realized generally or by any specific company. Competition among current and future suppliers of Internet services or Websites, as well as competition with traditional media for marketing functionality, could result in significant price competition and reductions in Netscape's Web-based service revenues, materially adversely affecting Netscape's business, operating results, and financial condition.

RESEARCH AND DEVELOPMENT

    Netscape's current research and development efforts are focused on new products, product enhancements, and adaptations of existing products to new operating systems. Netscape has addressed the need to develop new products, enhancements, and adaptations through its internal development efforts, as well as through acquisitions of other companies and the licensing of third-party technology. However, such new products, product enhancements, or product adaptations may not be made commercially available as planned or otherwise on a timely and cost-effective basis, and if introduced, may not achieve market acceptance. See "Factors Affecting Netscape's Business, Operating Results, and Financial Condition-- Product Development and Technological Change." Netscape believes that significant investments in research and development are required for it to remain competitive. While Netscape intends to continue to invest a significant percentage of its total revenues in research and development, a number of Netscape's competitors are in a position to expend substantially more absolute dollars on research and development than Netscape. Netscape's research and development expenditures were $26.8 million, $83.9 million, and $129.9 million in the years ended December 31, 1995, 1996, and 1997, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Research and Development" and "--Purchased In-Process Research and Development and Merger Related Charges."

EMPLOYEES

    As of February 28, 1998, Netscape had approximately 2,310 regular employees, and approximately 175 temporary or part-time employees and contractors. None of Netscape's employees is represented by a labor union. Netscape has not experienced any work stoppages and considers its relations with its employees to be good.

                          FACTORS AFFECTING NETSCAPE'S
              BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

    IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-K THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING NETSCAPE AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY MAY HAVE A SIGNIFICANT IMPACT ON NETSCAPE'S BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. AS A RESULT OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-K, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

    As a result of Netscape's relatively limited operating history and recent acquisitions, Netscape does not have relevant historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, Netscape's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. In addition, Netscape typically operates with minimal backlog, therefore, quarterly sales and operating results generally depend on the volume, timing, and fulfillment of orders received within the quarter, which are difficult to forecast. Netscape typically recognizes the majority of its revenues toward the end of each quarter. Accordingly, Netscape may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, such as the unexpected revenue shortfall Netscape experienced in the fourth quarter of 1997. As it has previously stated, while Netscape expects to incur short-term operating losses as it realigns its business model, Netscape believes it is well positioned to return to profitability. In the future, any significant shortfall of demand for Netscape's products and services in relation to Netscape's expectations would have an immediate material adverse effect on Netscape's business, operating results, and financial condition. Moreover, Netscape may:
(i) increase its operating expenses to exploit the market opportunity for its products and services, fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, improve its operational and financial systems, and broaden its customer support capabilities and (ii) continue to incur significant merger-related charges and other increases in operating expenses associated with recently completed and future acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, Netscape's business, operating results, and financial condition will be materially adversely affected.

    Netscape expects to experience significant fluctuations in operating results that may be caused by a variety of factors, including: (i) varying demand for Netscape's products and services, (ii) increasing complexity of products with higher prices and longer sales cycles, (iii) the timing of the introduction or enhancement of products and services by Netscape, Microsoft, or other competitors, (iv) market acceptance of new products and services, (v) the timing and size of individual license transactions (particularly to enterprise customers who may attempt to delay closing transactions until the end of a fiscal quarter as a negotiating tactic), (vi) price changes by Netscape, Microsoft, or other competitors (such as the free client initiative announced by Netscape in January 1998), (vii) the timing, size, and number of Website transactions, (viii) seasonal trends in Internet usage and advertising placements, (ix) the addition or loss of Website advertisers, (x) the level of user traffic on Netscape's Website, (xi) the amount and timing of capital expenditures and other costs relating to the expansion of Netscape's operations,
(xii) the mix of distribution channels through which products are sold, (xiii) the mix of products and services sold, (xiv) the mix of international and North American revenues, (xv) litigation-related costs, and (xvi) general economic conditions. In 1997, fourth quarter operating results were adversely impacted by lower than expected revenues associated with certain of Netscape's enterprise software products (some of which was attributable to competition and longer sales cycles associated with more complex products).

    As Netscape becomes increasingly focused on larger sales of enterprise software products, including Netscape Application Server, the Netscape CommerceXpert family of products, and Netscape's other enterprise software products, quarterly operating results may fluctuate due to the timing of revenue from such large sales. See "--Need to Manage Evolving Market; Product Introductions and Transitions." While Netscape intends to pursue multiple sales opportunities with respect to these enterprise products, if single, large sales of these products become a larger percentage of revenue, the loss or deferral of one or more significant sales could have a material adverse effect on Netscape's business, results of operations, or financial condition, as it did in the fourth quarter of 1997.

    In addition, as a strategic response to changes in the competitive environment, Netscape may from time to time make certain pricing or marketing decisions (such as the free client initiative announced in January 1998) or enter into business combinations (such as the Portola, DigitalStyle, Actra, and KIVA business combinations) that could have a material adverse effect on Netscape's business, operating results, or financial condition. See "--Free Client Software" and "--Risks of Acquisitions and Investments." As a result, Netscape believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Netscape's revenues are also likely to fluctuate due to factors that impact the organizations that are prospective customers of Netscape's enterprise products. Expenditures by these organizations tend to vary in cycles that reflect overall economic conditions and budgeting and buying patterns. See "--Year 2000." Netscape's business would be adversely affected by a decline in the economic prospects of its customers or the economy generally, which could alter current or prospective customers' capital spending priorities or budget cycles or extend Netscape's sales cycle with respect to certain customers. In addition, many large organizations defer capital expenditures beyond the first calendar quarter, meaning that Netscape may realize lower revenue from sales in its first two fiscal quarters than in later quarters of the year. For these reasons, among others, Netscape may not be able to attain profitability on a quarter-to-quarter basis. Because of all of the foregoing factors, it is likely that in some future quarters Netscape's operating results will again be below the expectations of public market analysts and investors, likely reducing the price of Netscape's common stock.

FREE CLIENT SOFTWARE

    In January 1998, Netscape launched a program to distribute Netscape Communicator Standard Edition and Netscape Navigator Stand-Alone Edition with no licensing fees. See "Recent Developments-- Distribution Announcements." Although Netscape believes that the free client distribution program will increase the number of new users of Netscape's client software, there are risks associated with providing Netscape's client software without licensing fees. For example, Netscape's stand-alone client revenues have decreased as a percentage of total revenues in each of the last three years and will likely continue to decrease substantially in future periods as a result of the free client distribution program, which will increase the importance of growth in other areas of Netscape's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Client Stand-Alone Revenues." Additionally, as part of Netscape's software distribution program, qualified partners are able to customize certain aspects of Netscape Communicator, including removing or changing default URLs in Netscape Communicator, which currently drive user traffic to Netscape Netcenter. See "Recent Developments--Distribution Announcements." If such qualified partners remove or change the defaults to non-Netscape URLs, Netscape Netcenter may experience a reduced amount of user traffic and such reduction in traffic could have a material adverse effect on Netscape's business, operating results, or financial condition. See
"--Reliance on Website Revenues; Uncertain Adoption of Web as an Advertising Medium."

    Netscape has experienced and may continue to experience greater difficulty and longer collection cycles with respect to certain accounts receivable that were outstanding prior to the announcement of the free client initiative. Netscape has spent and may continue to spend time and resources collecting those accounts receivable. Netscape has increased its allowance for bad debt and believes its reserves are sufficient. However, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including the bad debt reserve, that affect the amounts in the financial statements. Actual results could differ from those estimates.

ROYALTY-FREE SOURCE CODE

    Netscape announced in January 1998 that it plans to make publicly available over the Internet for licensing on a royalty-free basis an early developer release of Netscape Communicator 5.0 source code and that it will make subsequently developed source code available on the same terms. See "Recent Developments--Royalty-Free Source Code." Through this action, Netscape seeks to accelerate development and free distribution of future versions of Netscape Communicator to individuals and business customers. Netscape anticipates that programmers outside of Netscape will contribute to the development of the public source code base, which it expects will continue to be the basis of Netscape's branded client products. Netscape's decision to make its source code available for royalty-free licensing is, however, unparalleled in the revenue-producing software community, and thus involves risks that cannot be fully known at this time. For example, only a limited number of developers may design enhancements to the source code, developers may not contribute such enhancements to the public source code base, proposed enhancements may not meet Netscape's quality specifications, proposed enhancements may not address Netscape's design goals for Netscape Communicator, the free source code may lead to a proliferation of incompatible or competitive products (potentially creating brand and market confusion), or Netscape's competitors may attempt to incorporate certain competitive design advantages of Netscape Communicator into their own products. If any of the foregoing were to occur, the demand for Netscape Communicator and Netscape's other enterprise software products may decrease and Netscape's ability to maintain a commercial licensing program could be adversely impacted, which could have a material adverse effect on Netscape's business, results of operations, or financial condition.

    Netscape's engineering organizations may have difficulties adjusting to the engineering practices required to prosper under a development model based on a public source code base, which differs from Netscape's previous model of developing software internally. Netscape may also incur various expenses administering the public source code base and reviewing and performing quality-assurance tests on proposed enhancements. Further, if Netscape were to fail to maintain the public source code base in a form attractive to the majority of the developer community, alternative versions of that source code base could become the focus of outside developers' efforts, which could reduce the market share of Netscape Communicator and Netscape's other enterprise software products, increase demand for modifications to Netscape's other products to make them compatible with alternative versions, or adversely impact Netscape's ability to maintain a commercial licensing program. Any of the foregoing factors could materially adversely affect Netscape's business, results of operations, or financial condition.

    Netscape will initiate source code distribution under a license agreement, that allows source code modification and redistribution and provides for free availability of source code versions. See "Recent Developments--Royalty-Free Source Code." As Netscape accepts code enhancements from the development community and ultimately incorporates such enhancements into Netscape Communicator, there is a risk that such enhancements will infringe the proprietary rights of third parties. Although Netscape's license requires contributing developers to disclose known third-party claims, intellectual property claims may still be made against Netscape, for which Netscape may not be indemnified. See "--Uncertain Protection of Intellectual Property; Risks Associated with Licensed Third Party Technology." Additionally, while Netscape does not believe that its products infringe the proprietary rights of any third parties, disclosure of the source code may provide a useful discovery tool for individuals or organizations interested in initiating an intellectual property claim against Netscape. Irrespective of the merits of such claims, Netscape could spend significant time and money defending such claims, which could have a material adverse effect on its business, operating results, or financial condition. See "--Uncertain Protection of Intellectual Property; Risks Associated with Licensed Third Party Technology."

COMPETITION

    The market for software and services for intranets, extranets, and the Internet is relatively new, intensely competitive, rapidly evolving, and subject to rapid technological change. Netscape expects competition to continue and increase in the future. Such competition could materially adversely affect Netscape's business, operating results, or financial condition.

    Netscape's current and potential competitors can be divided into three groups: (i) Microsoft, (ii) other software competitors, and (iii) other Website Competitors.

    MICROSOFT. Microsoft has a longer operating history, a much larger overall installed customer base, a much larger number of employees, greater brand recognition, and much greater financial, technical, marketing, public relations, and distribution resources than does Netscape. Microsoft is developing and selling products and services in both Internet-oriented software and Website services.

    INTERNET-ORIENTED SOFTWARE. Netscape's current products are designed around certain open standards, and industry acceptance of competing standards advocated by Microsoft and others could decrease the demand for Netscape's products. Moreover, Microsoft actively promotes technologies and standards incompatible with Netscape's products and other open-standards-based products. For example, Microsoft is promoting its proprietary ActiveX technology as a method of writing Windows-specific Websites viewable only in Internet Explorer. Microsoft is also promoting an alternative to the 100% pure Java programming language for Internet applications that are optimized for exclusive use with Microsoft products. If Microsoft is successful in promoting widespread adoption of ActiveX, widespread adoption of proprietary extensions of Java, or other proprietary standards, Netscape's business, operating results, or financial condition could be materially adversely affected.

    Regarding both server and desktop software, Netscape believes that Microsoft has used, and will continue to use, its dominant position to secure preferential distribution and bundling contracts with third parties such as ISPs, online service providers, VARs, and OEMs including third parties with whom Netscape has relationships. Such preferential arrangements could reduce Netscape's market share for both server and client software and materially adversely affect Netscape's business, operating results, or financial condition.

    INTERNET-ORIENTED SERVER SOFTWARE. Microsoft has been aggressively developing and shipping its Windows NT server operating system ("Windows NT" or "NT"), while adding Internet and intranet capabilities. Microsoft bundles its Internet Information Server ("IIS") with Windows NT at no separately stated additional cost to the purchaser. Further, Microsoft has made IIS available for download from the Internet with no licensing fees. The next version of NT is expected to include a Directory Server, a Proxy server, and an improved Application Server, each of which would compete with Netscape servers and which Microsoft may provide at no apparent additional cost to the purchaser.

    Microsoft is also offering products in the commercial applications software area, including products that compete with the Netscape CommerceXpert family of products. The availability of such commercial applications products and NT server products may cause price pressure on Netscape's CommerceXpert family of products and may reduce Netscape's commercial application market share. Further, Microsoft has released server products for ISPs and content providers to set up Web servers and related services. The availability of such server products targeted for sale to the ISP market is causing price pressure on Netscape's SuiteSpot Hosting Edition family of products and may reduce Netscape's ISP market share. Microsoft also offers Microsoft Exchange ("Exchange"), an email and groupware server that operates in conjunction with Microsoft's Back Office and Internet Explorer products. Although the retail list price of Exchange is substantial, Microsoft has stated that it intends to take "non-economic returns" on Exchange in order to build market share for Windows NT. In this vein, Microsoft has been offering Exchange at little or no separately stated cost to corporate customers and may choose to include Exchange as a free bundle in upcoming versions of NT. These email and groupware products and pricing practices are causing and may continue to cause pricing pressure on Netscape's server products and client/server bundles and may reduce Netscape's market share for such products. In addition, Microsoft is investing significantly in localizing its enterprise software in non-English languages, which may be a competitive threat as Netscape attempts to expand its international business. All of the above Microsoft products and practices may materially adversely affect Netscape's business, operating results, and financial condition.

    Netscape believes that Microsoft has also created competitive advantages for its server products by bundling these products with its operating systems. If Microsoft more tightly integrates its server products with its operating systems, the ability of Microsoft's competitors, including Netscape, to obtain effective access to Microsoft's operating systems could be impeded, particularly if such competitors do not obtain the application programming interfaces or other technical information necessary to access Microsoft's operating systems in a timely and effective fashion. Microsoft may also use other means to attempt to restrict access to its operating systems. For example, Microsoft has asserted and may continue to assert licensing or other restrictions that could restrict access by competitors to its operating systems. In particular, Microsoft has asserted that its Windows NT Workstation operating system is not meant to be used as a server operating system for a Website. If Microsoft is successful in restricting access to its operating systems, sales of Netscape's products and Netscape's business, operating results, or financial condition could be materially adversely affected.

    INTERNET-ORIENTED DESKTOP SOFTWARE. Microsoft Windows ("Windows") is the desktop operating system of approximately 90% of the desktop personal computers now in use and is shipped with approximately 95% of new personal computers. As a precondition of licensing Windows, Microsoft has required computer manufacturers to accept and ship its Internet Explorer browser ("Internet Explorer"), which competes with Netscape's Navigator and Communicator products. The United States Department of Justice is currently challenging this licensing practice. Microsoft also allows Internet Explorer to be downloaded for free over the Internet, and offers Internet Explorer as a free product to distributors and end-users, including distributors and end-users of Netscape's products. Microsoft has also required installation and use of Internet Explorer in order to use certain of its development tools, such as Visual C++, and its premium groupware client, Outlook 98. Internet Explorer is also shipped with its Microsoft Office suite of productivity applications, which also has a market share of approximately 90% of the desktop office-suite market. Microsoft has announced that future versions of its Microsoft Office Applications suite will offer enhanced Internet and intranet capability that may depend on certain functions of Internet Explorer. Microsoft is also preparing to ship Windows 98, a version of its desktop operating system whose marketing is likely to heavily feature the bundled Internet Explorer browser and other Internet client software. If Microsoft's browser products are more tightly integrated with Microsoft's operating systems, the ability of Microsoft's competitors, including Netscape, to obtain effective access to Microsoft's operating systems could be impeded, particularly if such competitors are not able to obtain the application programming interfaces or other technical information necessary to access Microsoft's operating systems in a timely and effective fashion. Even if such access can be obtained, performance of such competitive products may be hampered. Microsoft may also use other means to promote distribution of its browser. For example, Microsoft may assert licensing or other restrictions that could restrict access by competitors to its operating systems. Microsoft has also entered into certain product licenses that have contained restrictions on the licensees' rights to contract with Netscape and offered monetary and other valuable incentives, such as presence on the Windows desktop, to licensees of its browser. Such actions, together with Microsoft's aggressive marketing of Internet Explorer, have reduced and may continue to reduce Netscape's share of the browser market, which could materially adversely affect Netscape's business, operating results, or financial condition. Specifically, a significant decline in Netscape's share of the browser market could reduce not only Netscape's remaining browser revenues, but also reduce demand for Netscape's server products and the traffic to Netscape's Website.

    WEBSITE SERVICES. Netscape Netcenter competes with various Microsoft-owned Websites that Microsoft has indicated it may unite into a single site under a program called "Microsoft Start." Microsoft Start may become the opening screen for Windows users or operate in some other fashion that promotes Microsoft's products and Website. In addition, Netscape believes that Microsoft may be using co-marketing funds and other inducements to have Websites developed exclusively for Internet Explorer or using technology that may only be accessed by Internet Explorer. Internet Explorer also includes a desktop Internet portal including links to a variety of Web content and commerce sites, which is activated and viewable only by the user of a computer using Internet Explorer. The links include not only Microsoft content (such as the Microsoft Network), but content from third party providers who may be limited in their rights to contract with Netscape as a condition of such linking. Such actions may materially adversely affect Netscape's business, operating results, or financial condition.

    OTHER SOFTWARE COMPETITORS. In addition to Microsoft, several other companies are also currently offering software products and services that compete directly with Netscape's server products and Website services.

    The competition in the Internet server market is broad across all classes of server software. In addition to Microsoft, companies offering competing Web and application server products for the Internet include IBM, Sun Microsystems, Inc. ("Sun"), Oracle, and NetDynamics. Other companies offering competing messaging server products include Lotus (a subsidiary of IBM), which sells a Web server based on its popular Notes group software program, and Novell, which sells Groupwise based on its popular server operating system. Other companies that offer or will offer competing directory server products include Sun, Novell, IBM, and Oracle. Oracle's server products operate with its large installed base of database software. Sun's products operate on its Solaris server operating system. Other companies that offer server and client products that are or can be bundled with operating systems or databases are particularly formidable competition in the market for enterprise software. IBM is, in many cases, willing to provide this server and client software to large customers at nearly no charge as a way to win hardware and services business.

    The competition in the electronic commerce ("e-commerce") market is also intense. The Netscape CommerceXpert family of products facilitates the creation and maintenance of online commerce Websites. Other companies that offer products that compete with the Netscape CommerceXpert family of products include IBM, Oracle, GEIS, Open Market, Inc., Ariba, CommerceOne, Sterling Commerce, Inc., BroadVision, Inc., Connect, Inc., and a wide variety of smaller competitors. In particular, IBM is investing heavily in marketing, research and development for e-commerce applications. It is likely that IBM will be willing to provide this functionality to large customers at nearly no charge as a way to win hardware and services business. Any of the above factors could materially adversely affect Netscape's business, operating results, and financial condition.

    Competitive factors in the market for enterprise software and services include core technology, breadth of product features, product quality, marketing and distribution resources, pricing, and customer service and support. Except as set forth above, Netscape believes it presently competes favorably with respect to each of these factors. The market and competition are still new and rapidly emerging, especially the enterprise software market, and Netscape may not be able to compete successfully against current or future competitors. Moreover, this competition could result in price reductions of Netscape's products, loss of market share, or other material adverse effects on Netscape's business, operating results, or financial condition.

    OTHER WEBSITE COMPETITORS. Netscape expects the market for Web-based services, to the extent it continues to develop, to be intensely competitive. Netscape Netcenter offers a variety of Web-based services. See "Services--Netscape Netcenter." In addition to the Microsoft Websites, Netscape Netcenter competes with Yahoo!, Inc., Excite, Inc., Infoseek Corporation, America Online, Inc., and other entities that sponsor or maintain high-traffic Websites, online services, or Web navigation services. Many of these companies offer informational and community features, such as news, stock quotes, sports coverage, Yellow Pages and e-mail listings, weather news, and bulletin board listings, that compete with the services offered by Netscape Netcenter.

    Netscape believes that the principal competitive factors in the Website markets are brand recognition, ease of accessibility and use, comprehensiveness, independence, dependability, and quality and variety of content. Except as set forth above, Netscape believes it competes favorably with respect to many of these factors. In the future, Netscape Netcenter expects to face competition in various special interest, demographic, and geographic markets. Netscape Netcenter's competitors may develop Web-based services that are superior to those of Netscape Netcenter or they may achieve greater market acceptance than Netscape Netcenter. Competition among Web-based service providers could result in significant price competition and reductions in Web-based revenues. Moreover, several of Netscape's current and potential competitors in this market have greater financial, technical, marketing, and managerial resources than Netscape. Accordingly, Netscape may not be able to compete successfully, which could materially adversely affect Netscape's business, operating results, and financial condition.

    In addition to the Web-based service providers, Netscape also competes with traditional forms of offline media such as television, radio, and print for a share of companies' total marketing and advertising budgets. The intense competition in the sale of Web-based advertising makes it difficult to project future levels of Web-based advertising revenues that will be realized generally or by any specific company. Competition among current and future suppliers of Internet services or Websites, as well as competition with traditional media for marketing functionality, could result in significant price competition and reductions in Netscape's Web-based service revenues, materially adversely affecting Netscape's business, operating results, and financial condition.

NEED TO MANAGE EVOLVING MARKET; PRODUCT INTRODUCTIONS AND TRANSITIONS

    Netscape's software business initially was characterized by relatively short sales cycles, relatively small initial sales orders, relatively simple uses for its software, short product development cycles, and low aggregate royalty payments to third parties for embedded technology. However, Netscape has evolved and expanded its product lines to focus on sales to enterprise software customers. In the second quarter of 1997, Netscape released Netscape Communicator and Netscape SuiteSpot, both of which were targeted for the enterprise software market. In September 1997, Netscape initiated commercial distribution of the Netscape CommerceXpert family of software, an integrated family of Internet commerce application solutions for linking people and businesses over extranets and the Internet. The Netscape CommerceXpert family includes Netscape ECXpert, Netscape SellerXpert, Netscape BuyerXpert, Netscape MerchantXpert, and Netscape PublishingXpert (collectively, "Netscape CommerceXpert"). See "Netscape Server Software--Netscape Commercial Applications." In February 1998, Netscape initiated commercial distribution of Netscape Application Server software, a scalable Internet application server for deploying business-critical applications on intranets, extranets, and the Internet. See "Netscape Server Software--Netscape Application Server." As a result of these new product introductions, Netscape's business has been, and will continue to be, characterized by longer sales cycles, larger initial sales orders, more complex uses of its software, longer product development cycles, and higher aggregate royalty payments to third parties for embedded technology. Netscape has relatively limited experience with these types of sales, and Netscape may not be able to successfully manage this evolution in its business. Failure to successfully manage this evolution could have a material adverse effect on Netscape's business, operating results, or financial condition. Although Netscape Application Server and Netscape CommerceXpert complement Netscape's existing product lines, these new products and Netscape's enterprise software products represent a significant product transition for Netscape. There are several risks inherent in such a product transition:

    POSSIBLE PRODUCT DEFECTS. Enterprise software products as complex as Netscape Application Server, Netscape CommerceXpert, and Netscape's other enterprise software products frequently contain errors or bugs, especially when first made commercially available. Although Netscape conducts extensive product testing, Netscape has in the past released products that contain such defects. Despite testing by Netscape and by current and potential customers, errors or bugs may be discovered after Netscape Application Server, Netscape CommerceXpert, and Netscape's other enterprise software products are installed and used by customers, which could result in delay or loss of revenue, delay in market acceptance, diversion of development resources, damage to Netscape's reputation, or increased service and warranty costs, any of which could have a material adverse effect on Netscape's business, operating results, or financial condition.

    RISKS REGARDING MARKET ACCEPTANCE. Netscape Application Server, Netscape CommerceXpert, and Netscape's other enterprise software products may not achieve market acceptance or become widely adopted. The market for enterprise software products has only recently begun to develop, is evolving rapidly, and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication, collaboration and commerce over intranets, extranets, and the Internet. Demand for recently introduced products and services is subject to a high level of uncertainty. Moreover, Netscape has less name recognition in the enterprise software product markets than most of its competitors and has less experience than its competitors in selling to this market. Market acceptance of Netscape Application Server, Netscape CommerceXpert, and Netscape's other enterprise software products could also be limited by how Netscape prices and supports these products. Netscape has hired and will likely continue to hire and extensively train sales and support personnel for these products, which require specialized support Netscape has not previously been required to provide. Netscape may not be able to hire and train such personnel or otherwise provide appropriate support.

    NEED TO EXECUTE NEW AND DIFFICULT TYPE OF SALE. In order for Netscape Application Server, Netscape CommerceXpert, and Netscape's other enterprise software products to achieve market acceptance, Netscape will need to continue to adjust to longer sales cycles and execute a different type of sale than it has historically. Sales of these products are expected to be made predominately to large companies, institutions, and government entities. These types of customers generally commit significant resources to an evaluation of enterprise software and require the vendor to expend substantial time, effort, and money educating them about the value of the vendor's solution. As a result, sales to these types of customers generally require an extensive sales effort throughout the organization, and often require final approval by an executive officer or senior level employee. Netscape has experienced and will likely continue to experience delays following initial contact with a prospective customer and expend substantial funds and management effort in connection with these sales. In the fourth quarter of 1997, these longer, more complex sales contributed to lower than anticipated revenues in the quarter. Netscape has very little experience with these types of sales, and Netscape may not be able to execute such sales. In order to accomplish these new, difficult, and lengthy sales, Netscape will be required to restructure its direct sales force, extensively train and effectively manage its sales personnel, invest greater resources in the sales effort, and educate the indirect channels. Netscape may not be able to accomplish any of the foregoing on a timely and cost-effective basis. Failure to do so could have a material adverse effect on Netscape's business, operating results, or financial condition. Netscape will need to add trained technical personnel to help it implement solutions for its enterprise software customers relating to Netscape Application Server, Netscape CommerceXpert, and Netscape's other enterprise software products. Personnel with the sufficient level of expertise and experience for these positions are in great demand, and Netscape may not be able to hire and retain a sufficient number of qualified personnel for these purposes. Failure to do so could have a material adverse effect on Netscape's business, operating results, or financial condition.

    FLUCTUATIONS IN OPERATING RESULTS FROM ENTERPRISE SOFTWARE SALES. Revenues from sales of Netscape Application Server, Netscape CommerceXpert, and Netscape's other enterprise software products are expected to continue to fluctuate substantially from quarter to quarter as a result of the timing of significant orders. Moreover, because the procurement process of Netscape's customers generally takes a significant amount of time from initial contact to order placement and may involve competing capital budget considerations, sales of Netscape's enterprise software products will continue to be difficult to predict. If single, large sales of these products become a larger percentage of revenue, the loss or deferral of one or more significant sales could have a material adverse effect on quarterly results of operations as in the fourth quarter of 1997, particularly if there are significant sales and marketing expenses associated with the deferred sale. While Netscape intends to pursue multiple sales opportunities with respect to these enterprise software products, Netscape may experience fluctuations in revenue. See
"--Potential Fluctuations in Quarterly Results."

    COMPETITION; MANAGEMENT OF OPERATIONS. With the introduction of Netscape Application Server and Netscape CommerceXpert, Netscape will face new competition from providers of similar products, many of whom have longer operating histories, larger installed customer bases, existing relationships with prospective enterprise customers and significantly greater financial, technical, marketing, public relations, and distribution resources than Netscape. Netscape's future success will depend to a large degree upon its ability to address the increasingly sophisticated needs of its customers in the face of such intense competition, and Netscape may not be able to compete successfully in this market, particularly given the advantages of many of its competitors. See "--Competition." Moreover, Netscape's focus on new product lines could reduce the focus on existing products, which could result in lower sales of such products. If this were to occur, it could have a material adverse effect on Netscape's business, operating results, or financial condition. In addition, expansion of Netscape's product line will require more management attention. This may place a significant strain on Netscape's management and operations. Netscape's inability to effectively compete or manage its expanding product line would have a material adverse effect on Netscape's business, results of operations, and financial condition.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

    Netscape has derived and expects to continue to derive the majority of its total revenues from licensing its software and selling associated services. Accordingly, broad acceptance of Netscape's software products and services by customers is critical to Netscape's future success. Netscape's future success will depend on its ability to design, develop, test, and support new software products and enhancements that meet changing customer needs and respond to technological developments and emerging industry standards on a timely and cost-effective basis. Netscape may not successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Further, products or technologies developed by others may render Netscape's products or technologies obsolete or noncompetitive. Netscape has addressed the need to develop new products and enhancements through its internal development efforts and through acquisitions of other companies and the licensing of third-party technology. See "Recent Developments--Business Combinations and Joint Ventures." Acquiring other companies and licensing third-party technology involve numerous risks. See "--Risks of Acquisitions and Investments" and "--Uncertain Protection of Intellectual Property; Risks Associated with Licensed Third Party Technology."

    The failure of Netscape's new product development efforts could have a material adverse effect on Netscape's business, operating results, or financial condition. Netscape's current products are designed around certain standards and current and future sales of Netscape's products will partly depend on widespread adoption of such standards by enterprises, consumers, developers, and other software providers. Widespread adoption of a standard not supported by Netscape could have a material adverse effect on Netscape's business, operating results, or financial condition. In addition, Netscape may experience difficulties that could delay or prevent the successful development, introduction, or marketing of new products and enhancements, such as Netscape Application Server and Netscape CommerceXpert. Despite testing by Netscape and by current and potential customers, errors may be found in Netscape's products and may not be corrected in a timely and cost-effective manner. If Netscape cannot develop on schedule new software products, enhancements to existing products, or error corrections, or if such new products or enhancements do not achieve market acceptance, Netscape's business, operating results, and financial condition will be materially adversely affected. See "--Need to Manage Evolving Markets; Product Introductions and Transitions."

DEVELOPING MARKET; UNCERTAIN ACCEPTANCE OF NETSCAPE'S PRODUCTS; UNCERTAIN
  ADOPTION OF INTRANETS, EXTRANETS, AND THE INTERNET AS A MEDIUM OF COMMUNICATION, COLLABORATION, AND COMMERCE

    The market for Netscape's software and services, especially for its enterprise software products and services, is relatively new, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication, collaboration, and commerce over intranets, extranets, and the Internet. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The intranet, extranet, and Internet software industry is relatively young and has a limited number of proven products. Moreover, critical issues concerning the use of intranets, extranets, and the Internet (including security, reliability, cost, ease of deployment and administration, and quality of service) remain unresolved and may impact the growth of intranet, extranet, and Internet use. While Netscape believes that its enterprise software products offer significant advantages for communication, collaboration, and commerce over intranets, extranets, and the Internet, such communication, collaboration, and commerce may not become widespread and Netscape's enterprise software products may not become widely adopted for these purposes. Failure to do so could materially adversely affect Netscape's business, operating results, and financial condition.

    Moreover, continued market acceptance of Netscape's enterprise software products substantially depends on the adoption of intranets, extranets, and the Internet for commerce, collaboration, and communications. This adoption generally requires the acceptance of a new way of conducting business and exchanging information. Enterprises that have already invested substantial resources in other means of conducting commerce, collaboration, and communication may be particularly reluctant or slow to adopt a new strategy that may make some or all of their existing information systems technology, software, and systems obsolete. In addition, individual PC users in businesses or at home may not adopt or continue to use intranets, extranets, or the Internet for online commerce, collaboration, or communication. Failure to do so could materially adversely affect Netscape's business, operating results, and financial condition.

    Because the market for Netscape's products and services, especially its enterprise software products and services is relatively new and evolving, it is difficult to predict the future growth rate and size of this market. The market for Netscape's products and services may not continue to develop. Customers may not buy Netscape's new products or services, such as Netscape Application Server and Netscape CommerceXpert or continue to buy Netscape's existing enterprise software products and services. More generally, intranets, extranets, or the Internet may not be widely adopted for commerce, collaboration, and communication. Failure to do so could materially adversely affect Netscape's business, operating results, and financial condition.

RELIANCE ON WEBSITE REVENUES; UNCERTAIN ADOPTION OF WEB AS AN ADVERTISING MEDIUM

    Netscape Netcenter offers a variety of products and services including access to: news and information, Netcenter Commerce (where goods and services can be purchased), directories of interesting sites on the Internet, Netscape and third-party software, a variety of product and technical support information, and current news about Netscape and its products. See "Services--Netscape Netcenter." Netscape's ability to continue to generate Web-based revenues through Netscape Netcenter will depend upon, among other things, companies' acceptance of the Web as an effective medium to market their products and services, advertisers' acceptance of the Web as an effective and sustainable advertising medium, the development of a large base of users of Netscape Netcenter's services possessing demographic characteristics attractive to companies and advertisers, the ability of Netscape to continually offer compelling content and new services (which achieve market acceptance), the ability of Netscape Netcenter to attract the average Web consumer and draw high amounts of traffic to the site, the ability of Netscape to develop and sustain relationships with leading content and service providers, and the ability of Netscape to develop and deliver an effective Web-based service delivery system. Certain advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may have a material adverse effect upon the viability of Web-based services on the Internet. As a result of these factors, Netscape may not sustain or increase its current Web-based service revenues. Failure to do so could materially adversely affect Netscape's business, operating results, or financial condition. In addition, there is intense competition in the sale of Web-based services on the Internet, including competition from Internet online services as well as other high-traffic Websites. See "--Competition."

MANAGEMENT OF OPERATIONS

    Netscape has a history of rapid growth through new hires and through the acquisition of companies. Netscape's rapid growth has placed a significant strain on Netscape's managerial, operational, and financial resources. In January 1998, Netscape announced the implementation of certain restructuring actions aimed at reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. The restructuring plan resulted from decreased revenue associated with certain Netscape products and Netscape's adoption of a new strategic direction. The restructuring included reduction in workforce of approximately 400 employees, closure of certain facilities, write-down of operating assets to be disposed of, and payments on canceled third-party royalty contracts. There are several risks inherent in Netscape's efforts to recognize significant cost savings by restructuring, including the risk that cost-cutting initiatives will impair Netscape's ability to innovate and remain competitive in the software industry. Netscape's restructuring actions may not achieve the desired results, additional restructuring actions may be necessary in the future, and Netscape's systems, procedures, or controls may not be adequate to support Netscape's current or future operations. Failure to effectively manage the current restructuring or any future restructuring in a timely and cost-effective manner, would materially adversely affect Netscape's business, operating results, and financial condition.

    Netscape's future operating results will depend on management's ability to forecast revenues and control expenses, improve its operational and financial systems, retain qualified employees, and manage multiple relationships among various customers, suppliers, resellers, licensors, strategic partners, and other third parties. Netscape's systems, procedures, and controls may not be adequate to support Netscape's current or future operations. Although Netscape does not currently contemplate significantly expanding its headcount in the foreseeable future, Netscape may initiate growth, through acquisitions or otherwise, to respond to market conditions and exploit the market opportunity for its products and services. Such renewed growth could place a significant strain on Netscape's managerial, operational, and financial resources. Further, Netscape's future operating results will also depend on its ability to manage its expanding product line, restructure its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets, including the market for enterprise software, and expand its support organization commensurate with the increasing base of its installed products. Netscape's failure to manage current operations and any growth effectively or to rapidly and effectively take advantage of a market opportunity for its products and services would materially adversely affect its business, operating results, and financial condition.

RISKS OF ACQUISITIONS AND INVESTMENTS

    In 1997, Netscape completed business combinations with Portola, DigitalStyle, and KIVA, purchased the membership interests of Actra not owned by Netscape, merged Navio, a joint venture of Netscape, with and into NCI, and formed Novonyx, a joint venture with Novell. As part of its overall strategy, Netscape plans to enter into further business combinations, make significant investments in complementary companies, products, and technologies, and enter into joint ventures and strategic alliances with other companies. Any such transactions would be accompanied by the risks commonly encountered in such transactions. In particular, business combinations with high-technology companies include such risks as the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of Netscape's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of Netscape through the successful integration of acquired businesses, the incurrence of additional expenses associated with amortization of acquired intangible assets, the difficulty of maintaining uniform standards, controls, procedures, and policies, and the impairment of relationships with employees and customers as a result of any integration of new personnel. Netscape may not overcome these risks or any other problems encountered in connection with such business combinations, investments, and joint ventures and such transactions may materially adversely affect Netscape's business, results of operations, and financial condition.

EVOLVING DISTRIBUTION CHANNELS

    Netscape sells its enterprise products directly to end-users and certain of its enterprise products via the Internet. In addition, Netscape offers certain of its products indirectly through OEMs, VARs, and software retailers. Netscape intends to continue to develop sales through its indirect channels. Netscape expects that any material increase in sales through resellers as a percentage of total revenues, especially any increase in the percentage of sales through OEMs, VARs, and system integrators, will adversely affect Netscape's average selling prices and gross margins due to the lower unit prices that are typically charged when selling through indirect channels. In recent quarters, sales through indirect channels have increased as a percentage of total revenues, which has adversely impacted average selling prices; however, gross margins to date have not decreased due to the large percentage of sales through OEMs, which have lower associated costs of revenues than other resellers due to the absence of packaging costs. Other potential adverse consequences of Netscape's focus on developing sales through resellers are the diversion of management resources and attention from direct sales, which could adversely affect direct sales revenue and sales of Netscape Application Server, the Netscape CommerceXpert family of products, and Netscape's other enterprise software products, and continued revenue fluctuation of retail revenue, which tends to fluctuate with product releases and may be subject to seasonality. Moreover, Netscape may not be able to continue to attract and retain resellers able to effectively market Netscape's products, particularly resellers of enterprise software products, such as Netscape Application Server, the Netscape CommerceXpert family of products, and Netscape's other enterprise software products, and such resellers may not be qualified to provide timely and cost-effective customer support and service. Netscape also may not be able to manage conflicts among its resellers. In addition, Netscape's agreements with resellers typically do not restrict resellers from distributing competing products, and in many cases may be terminated by either party without cause. Further, in some cases Netscape has granted exclusive distribution rights that are limited by territory and in duration. Consequently, Netscape may be adversely affected should any reseller fail to adequately penetrate its market segment. The inability to recruit, manage, educate, or retain important resellers, particularly resellers of enterprise software products, such as Netscape Application Server, the Netscape CommerceXpert family of products, and Netscape's other enterprise software products, or their inability to penetrate their respective market segments, could materially adversely affect Netscape's business, operating results, or financial condition.

    Netscape will continue to distribute certain of its enterprise software products electronically through the Internet. Distributing Netscape's enterprise software products through the Internet makes Netscape's enterprise software more susceptible than other software to unauthorized copying and use. Netscape has historically allowed and currently intends to continue to allow potential customers to electronically download certain of its enterprise software products for a free evaluation period. Upon expiration of the evaluation period, Netscape may not be able to collect payment from users that retain a copy of Netscape's software. In addition, by distributing certain of its products for free evaluation over the Internet, Netscape may have reduced the future demand for its products. If, as a result of changing legal interpretations of liability for unauthorized use of Netscape's software or otherwise, users were to become less sensitive to avoiding copyright infringement, Netscape's business, operating results, and financial condition would be materially adversely affected.

SECURITY RISKS AND SYSTEM DISRUPTIONS; LACK OF PRODUCT LIABILITY INSURANCE FOR
  PRODUCTS INCORPORATING SECURITY FEATURES

    Netscape has included in its products security protocols that operate in conjunction with encryption and authentication technology licensed from RSA Data Security Inc. ("RSA"). Despite the existence of these technologies, Netscape's products and the technology from other software companies incorporated into Netscape's products have been found to be vulnerable to break-ins and similar disruptive problems caused by Internet users. In the last three years, there have been several instances in which weaknesses or vulnerabilities in Netscape's security implementation were discovered. In each instance in which a vulnerability or weakness was discovered and verified in Netscape's security implementation, Netscape attempted to address the vulnerability or weakness by making the various design changes in its security and reviewing those changes internally and with a broad set of outside industry experts. The design changes appear to have resolved known security vulnerabilities and weaknesses in Netscape's products. Moreover, Netscape's products may be susceptible to other security flaws, whether in Netscape's products or technologies, or in other technology incorporated into Netscape's products.

    Despite Netscape's attempts to address the vulnerabilities and weaknesses in its security implementation, Netscape's products and licensed technology incorporated in such products may continue to have security flaws that make them vulnerable to break-ins and similar disruptive problems. Further, as is generally known, weaknesses in the environment in which Netscape products are used may compromise the security of confidential electronic information exchanges across intranets, extranets, and the Internet. This includes, but is not limited to, the security of the physical network, the machines used for the information transfer, and the operating system on which Netscape products are running. Any such flaws in intranets, extranets, the Internet, or the end-user environment or weaknesses or vulnerabilities in Netscape's products or incorporated technology would jeopardize the security of confidential information sent over intranets, extranets, and the Internet using Netscape software, such as credit card numbers and email, and might enable others to dismantle the special security techniques meant to protect such transactions.

    Moreover, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses or other security problems, may inhibit the growth and commercial development of intranets, extranets, and the Internet, and Netscape's customer base and revenues. Netscape attempts to limit its liability to its customers, including liability arising from failure of the security implementation contained in Netscape's products, through contractual provisions. However, such limitations may not be available in some cases or effective. Netscape currently does not have product liability insurance to protect against risks associated with break-ins or disruptions. Any security-related problems in Netscape's products or incorporated technology may require Netscape to expend significant capital and resources to alleviate or correct such problems, result in lawsuits against Netscape, result in loss of customers, and interrupt, delay, or stop product shipments to Netscape's customers, any of which could materially adversely affect Netscape's business, operating results, or financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    Netscape is not currently subject to direct government regulation other than the laws and the regulations that generally apply to publicly owned companies and to businesses generally. Few laws or regulations specifically apply to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security, and the convergence of traditional communication services with Internet communications. The adoption of such laws or regulations, possibly including the taxation of Internet services and transactions, may decrease the growth of intranets, extranets, and the Internet, which could in turn decrease the demand for Netscape's products, increase Netscape's cost of doing business, or have some other material adverse effect on Netscape's business, operating results, and financial condition. See "--Developing Market; Uncertain Acceptance of Netscape's Products; Uncertain Adoption of Intranets, Extranets, and the Internet as a Medium of Communication, Collaboration, and Commerce." In addition, it is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, and personal privacy apply to the Internet. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for Netscape's products, increase Netscape's cost of doing business, including as a result of costs of litigation or increased product development costs, or have some other material adverse effect on Netscape's business, operating results, or financial condition.

    The encryption technology contained in Netscape's products is subject to U.S. export controls. Such export controls, either in their current form or as may be subsequently revised, may limit Netscape's ability to distribute certain encrypted products outside of the United States. While Netscape takes precautions against unlawful exportation, such exportation may occur from time to time, subjecting Netscape to potential liability and adverse consequences. In addition, future legislation or regulation may further limit levels of encryption or authentication technology that can be included in Netscape's products. For example, recent proposals at the federal level call for domestic controls on encryption products and related services. Such new regulation would alter the design, production, distribution, and use of Netscape's products, and could reduce demand for Netscape's products as well as general demand for Internet software and for electronic commerce products and services. See "--Developing Market; Uncertain Acceptance of Netscape's Products; Uncertain Adoption of Intranets, Extranets, and the Internet as a Medium of Communication, Collaboration, and Commerce." In addition, foreign governments have import and domestic use laws and regulations already in place that may restrict the type of encryption software that is permitted for distribution in their countries. As a consequence of such export, import, and use controls, Netscape must develop and market both domestic and international versions of its products that contain encryption software, with the version for the U.S. market having a stronger level of encryption than the version for export to international markets. Along with the additional costs associated with the duplication of effort and expense in research, development, manufacturing, and distribution of different versions of products, Netscape may lose sales from customers who wish to have the same level of encryption security throughout their organization. Netscape may also encounter difficulties competing with non-U.S. producers of strong encryption products, who may both import their products into the United States and sell products overseas.

    Additionally, some countries have enacted import laws requiring the alteration of Netscape's products in order for the government of such countries to maintain a level of control over the content of products entering such countries. In addition to the costs incurred by Netscape in complying with varying international regulations, alteration of Netscape's products may cause such products to perform at a level below their intended level and thereby subject Netscape to potential liability and other adverse consequences. Any such export restrictions, import restrictions, legislation, regulation, or unlawful exportation or importation could have a material adverse effect on Netscape's business, operating results, or financial condition.

UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY; RISKS ASSOCIATED WITH LICENSED
  THIRD PARTY TECHNOLOGY

    Netscape's success and ability to compete partly depend on its internally developed technology. While Netscape relies on patent, trademark, trade secret, and copyright law to protect its technology, the technological and creative skills of its people, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. Others may develop technologies that are similar or superior to Netscape's products. Netscape generally enters into confidentiality or license agreements with its employees, consultants, and vendors, and generally controls access to and distribution of its software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Netscape's products or technology without authorization or to develop similar technology independently. In addition, effective patent, trademark, trade secret, and copyright protection may be unavailable or limited in certain foreign countries. To license its products, Netscape relies in part on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite Netscape's efforts to protect its proprietary rights, unauthorized parties may copy aspects of Netscape's products or obtain and use information that Netscape regards as proprietary. Policing unauthorized use of Netscape's products is difficult and the steps taken by Netscape may not prevent the misappropriation of its technology. In addition, litigation may be necessary in the future to enforce Netscape's intellectual property rights, to defend the validity of any Netscape patents, to protect Netscape's trade secrets, or to determine the validity and scope of the proprietary rights of others. Such misappropriation or litigation could result in substantial costs and diversion of resources and the potential loss of intellectual property rights, which could have a material adverse effect on Netscape's business, operating results, or financial condition.

    Netscape has received, and may continue to receive, notice of claims of infringement of other parties' proprietary rights. Such claims may involve Netscape's internally developed technology or technology and enhancements that Netscape licenses from third parties, including enhancements incorporated into Netscape Communicator in connection with the Royalty-Free Source Code program. See "Factors Affecting Netscape's Business, Operating Results, and Financial Condition--Royalty-Free Source Code." Any such claims could require Netscape to spend time and money defending against them, and, if they were decided adversely to Netscape, could cause Netscape to pay damages, to be subject to injunctions, or to halt distribution of its products while it re-engineered them or sought licenses to necessary technology (which might not be available on reasonable terms). Any of these factors could materially adversely affect Netscape's business, operating results, or financial condition. Moreover, Netscape could also be subject to claims for indemnification resulting from infringement claims made against its customers, which could increase its defense costs and potential damages. Although Netscape is sometimes indemnified by third parties against claims that licensed third-party technology infringes the proprietary rights of others, indemnity may be limited, unavailable, or, where the third party lacks sufficient assets or insurance, ineffectual. Nor does Netscape have liability insurance to protect against the risk that its technology or licensed third-party technology infringes the proprietary rights of others.

    Netscape relies on technology that it licenses from third parties, including software integrated with internally developed software and used in Netscape's products to perform key functions. These third-party technology licenses may not continue to be available to Netscape on commercially reasonable terms. The loss of any of these technology licenses could delay or reduce product shipments until equivalent technology could be identified, licensed, and integrated. Any such delays or reductions in product shipments could materially adversely affect Netscape's business, operating results, or financial condition.

DEPENDENCE ON KEY PERSONNEL

    Netscape's performance depends substantially on the performance of its executive officers and key employees. Given Netscape's relatively early stage of development, Netscape also depends on its ability to retain and motivate highly qualified personnel, especially its management and highly skilled development teams. Netscape does not have "key person" life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could materially adversely affect Netscape's business, operating results, or financial condition.

    Netscape's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel, especially software developers. Competition for such personnel is intense, and Netscape may not be able to attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could materially adversely affect Netscape's business, operating results, or financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    Netscape is currently incurring, and expects to continue to incur, significant costs in developing, marketing, and distributing a variety of localized versions of its products. If international revenues are not adequate to offset the expense of maintaining foreign operations and the costs of localizing Netscape's products, Netscape's business, operating results, and financial condition could be materially adversely affected. For example, in the third and fourth quarters of 1997 Netscape experienced a decline in international revenue growth rates in part due to the economic crisis in the Asia/Pacific region. Netscape may not be able to successfully market, sell, and deliver its products in foreign markets. In addition to the uncertainty as to Netscape's ability to maintain and generate new revenues from its foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, export and import controls relating to encryption technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy, seasonal reductions in business activity during the summer months in Europe and elsewhere, and potentially adverse tax consequences, which could adversely impact the success of Netscape's international operations. One or more of such factors may have a material adverse effect on Netscape's future international operations and Netscape's overall business, operating results, and financial condition.

YEAR 2000

    Netscape plans to complete Year 2000 testing on all of its products by the end of Netscape's 1998 fiscal year. Despite testing by Netscape and by current and potential customers, Netscape's products may contain undetected errors or defects associated with Year 2000 date functions, which could result in delay or loss of revenue, diversion of development resources, damage to Netscape's reputation, or increased service and warranty costs, any of which could materially adversely affect Netscape's business, operating results, or financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and Netscape is aware of at least three of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent Netscape may be affected by it. Netscape has initiated a plan to test all of its material internal systems (including those provided by third parties) and expects to complete that testing in 1998. Further, to the extent that Netscape is not able to test the technology provided by third-party vendors, Netscape plans to obtain assurances from such vendors that their systems are Year 2000 compliant. Although Netscape is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, Netscape may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal systems, which include both Netscape's own software products and third-party software and hardware technology. Netscape does not currently have any information concerning the Year 2000 compliance status of its customers. As is the case with other similarly situated software companies, if Netscape's current or future customers fail to achieve Year 2000 compliance or divert technology expenditures to address Year 2000 compliance problems, Netscape's business, operating results, or financial condition could be materially adversely effected.

RECENT PRONOUNCEMENTS REGARDING SOFTWARE REVENUE RECOGNITION

    Statement of Position ("SOP") 97-2 "Software Revenue Recognition" was issued in October 1997 by the American Institute of Certified Public Accountants. Statement of Position 98-4 was issued in March 1998 which delays for one year the implementation of a narrow provision of SOP 97-2. SOP 97-2 supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level and does not include specific interpretive and implementation guidance. Once available, such detailed interpretive and implementation guidance could lead to unanticipated changes in Netscape's current revenue accounting practices, and such changes could be material to Netscape's revenues and earnings. For example, certain product license agreements executed by Netscape may not meet the revenue recognition criteria under SOP 97-2 in the quarter in which such agreements are executed. As a result, Netscape may meet or exceed its forecast of aggregate contracting activity, but not meet its forecast for license revenues.

ITEM 2.  PROPERTIES.

    Netscape leases and occupies various facilities in Mountain View and Sunnyvale, California, which provide for approximately one million square feet of office space and contain Netscape's principal executive, administrative, engineering, sales, marketing, customer support, and research and development functions. Such leases expire at various dates ranging from 1999 through 2013. Netscape has executed leases for an additional 250,000 square feet in Mountain View, California beginning in 1998 and expiring at various times through 2013 for general corporate use. As a result of the restructuring, 421,000 square feet are, or will be, subleased. Netscape believes that its existing facilities and facilities subject to lease will be adequate until 1999 and that sufficient additional space will be available as needed thereafter. Netscape also has short-term operating leases for sales offices in North America, Europe, Asia, and Australia.

    In addition, Netscape maintains secure computers which contain confidential information of Netscape and its customers. Netscape's operations are dependent in part upon its ability to protect its internal network infrastructure against damage from physical break-ins, natural disasters, operational disruptions, and other events. Physical break-ins could result in the theft or loss of confidential or critical business information of Netscape and its customers. Any such break-in or damage or failure that causes interruptions in Netscape's operations could materially adversely affect Netscape's business, operating results, or financial condition.

ITEM 3.  LEGAL PROCEEDINGS.

    On October 14, 1997, Wang Laboratories filed claims against Netscape and America OnLine, Inc. ("AOL"), in the United States District Court for the Eastern District of Virginia, alleging Direct Patent Infringement, Inducement of Patent Infringement, and Contributory Patent Infringement of U.S. Patent 4,751,669 (" '669 Patent"). The '669 Patent discloses and claims a videotex decoder apparatus used for locally displaying, storing, retrieving, and printing digital information received from a central supplier. Wang is seeking injunctive relief and/or one and nine tenths percent (1.9%) royalties from the sale of Netscape client software. Netscape has asserted that the '669 Patent is invalid, noninfringed, and unenforceable due to inequitable conduct. Netscape believes that it has meritorious defenses and is vigorously defending against this claim. Netscape believes that the ultimate outcome of this litigation will not materially adversely affect Netscape's business, operating results, and financial position. However, an unfavorable resolution of this litigation could materially affect Netscape's future results of operations or cash flows in a particular period.

    In addition to the Wang Litigation, Netscape is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, Netscape does not believe that the outcome of any of these legal matters will have a material adverse effect on Netscape's business, operating results, and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF NETSCAPE

    The executive officers of Netscape and their ages as of March 9, 1998 are as follows:

NAME                                              AGE   POSITION(S)
-----------------------------------------  -----------  ----------------------------------------------------------------
James H. Clark...........................          53   Chairman of the Board
James L. Barksdale.......................          55   President and Chief Executive Officer
Marc L. Andreessen.......................          26   Executive Vice President, Products
Noreen G. Bergin.........................          38   Senior Vice President, Finance and Corporate Controller
Peter L.S. Currie........................          41   Executive Vice President and Chief Administrative Officer
Eric A. Hahn.............................          37   Executive Vice President, Chief Technology Officer
Michael J. Homer.........................          40   Executive Vice President, Sales and Marketing
Roberta R. Katz..........................          50   Senior Vice President, General Counsel and Secretary

    Netscape's executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full-time employee of Netscape. There is no family relationship between any executive officer or director of Netscape.

    Dr. Clark co-founded Netscape in April 1994 and serves as its Chairman of the Board. From the inception of Netscape to January 1995, Dr. Clark served as the President and Chief Executive Officer of Netscape. From 1981 to 1994, Dr. Clark was Chairman of the Board of Directors of Silicon Graphics, a computer systems company he founded in 1981. Dr. Clark also served as Chief Technical Officer of Silicon Graphics from 1981 to 1987. Prior to founding Silicon Graphics, Dr. Clark was an associate professor at Stanford University. Dr. Clark holds a Ph.D. from the University of Utah and an M.S. and a B.S. from the University of New Orleans.

    Mr. Barksdale joined Netscape in January 1995 as President and Chief Executive Officer. He has served as a director of Netscape since October 1994. From January 1992 to January 1995, Mr. Barksdale served as President and Chief Operating Officer, and, as of September 1994, Chief Executive Officer, of AT&T Wireless Services (formerly, McCaw Cellular Communications, Inc. (collectively, "McCaw")), a cellular telecommunications company. From April 1983 to January 1992, Mr. Barksdale served as Executive Vice President and Chief Operating Officer of Federal Express Corporation ("Federal Express"), an express package delivery company. From 1979 to 1983, Mr. Barksdale served as Chief Information Officer of Federal Express. Mr. Barksdale also held various management positions, including Chief Information Officer, with Cook Industries Inc., during the mid-1970s and was employed by IBM from 1965 to 1972. He holds a B.A. from the University of Mississippi. Mr. Barksdale serves as a director of 3Com Corporation, Harrah's Entertainment, Inc., Robert Mondavi Corp., @Home Corporation, and Network Computer, Inc.

    Mr. Andreessen co-founded Netscape in April 1994 and has been a director of Netscape since September 1994. Mr. Andreessen was elected to the position of Vice President, Technology in September 1994, to the position of Senior Vice President, Technology in January 1996 and to the position of Executive Vice President, Products in June 1997. He received a B.S. from the University of Illinois in December 1993, where he co-authored the original NCSA Mosaic Web browser.

    Ms. Bergin joined Netscape in November 1995 as Vice President and Corporate Controller. Ms. Bergin was elected to Vice President, Finance and Corporate Controller in January 1997 and Senior Vice President, Finance and Corporate Controller in February 1998. From November 1991 to November 1995, Ms. Bergin served as Vice President, Finance and Corporate Controller of Frame Technology Corporation, a document publishing software company. Prior to that time, she served as Corporate Controller of Boole & Babbage, Inc., a mainframe performance software company for five years. Ms. Bergin holds a B.A. from Santa Clara University.

    Mr. Currie joined Netscape as Vice President and Chief Financial Officer in April 1995. Mr. Currie was elected to Senior Vice President in January 1996 and to the position of Executive Vice President and

Chief Administrative Officer in June 1997. From April 1989 to March 1995, Mr. Currie held various management positions at McCaw, including Executive Vice President and Chief Financial Officer, and as of February 1993, Executive Vice President of Corporate Development. From 1982 to 1989, he held various positions at Morgan Stanley & Co. Incorporated. Mr. Currie holds an M.B.A. from Stanford University and a B.A. from Williams College.

    Mr. Hahn joined Netscape in November 1995 as Vice President, Enterprise Technology, in connection with Netscape's acquisition of Collabra Software, Inc., a collaborative computing software company, where Mr. Hahn served as President and Chief Executive Officer from February 1993 to November 1995. Mr. Hahn was elected to Senior Vice President in January 1996, to Senior Vice President, Enterprise Technology and General Manager of the Server Product Division in October 1996 and to the position of Executive Vice President, Chief Technology Officer in June 1997. From September 1992 to February 1993, Mr. Hahn was employed by Merrill, Pickard, Anderson & Eyre, a venture capital firm. From June 1990 to August 1992, he served as Vice President, General Manager of the cc:Mail Division of Lotus, Inc., now a subsidiary of IBM. Prior to that time, he served as Vice President and General Manager, Server Products Division at Convergent Technologies/Unisys Corporation. Mr. Hahn holds a B.S. from the Worcester Polytechnic Institute.

    Mr. Homer joined Netscape in October 1994 as Vice President, Marketing. Mr. Homer was elected to Senior Vice President in January 1996 and to the position of Executive Vice President, Sales and Marketing in June 1997. From April 1994 to October 1994, Mr. Homer was a consultant. From August 1993 to April 1994, Mr. Homer served as Vice President, Engineering at EO Corporation, a hand-held computer manufacturer, and from July 1991 to July 1993, Mr. Homer was Vice President, Marketing of GO Corporation, a pen-based software company. He had previously been Director of Product Marketing of Apple, where he held various technical and marketing positions from 1982 through 1991. Mr. Homer holds a B.S. from the University of California, Berkeley.

    Ms. Katz joined Netscape in May 1995 as Vice President, General Counsel and Secretary. Ms. Katz was elected to Senior Vice President in January 1996. From March 1993 until joining Netscape, Ms. Katz served as Senior Vice President and General Counsel of McCaw. In addition, from March 1992 until joining Netscape, Ms. Katz served as Senior Vice President and General Counsel of LIN Broadcasting Corporation, a subsidiary of McCaw. Prior to March 1992, Ms. Katz was in private legal practice, most recently as a partner in the law firm of Heller, Ehrman, White & McAuliffe. Ms. Katz is a Senior Fellow of the Discovery Institute and serves as a member of the Board of Directors of the Information Technology Association of America, Software Division. Ms. Katz holds a J.D. from the University of Washington School of Law, a Ph.D. from Columbia University, an M.A. from New York University, and a B.A. from Stanford University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a) Netscape's common stock is listed on the Nasdaq National Market under the symbol "NSCP." The following table sets forth the high and low sale prices per share of Netscape's common stock for the periods indicated, as adjusted to reflect the two-for-one stock split effective January 1996.

                                                                                      HIGH        LOW
                                                                                    ---------  ---------
1996
First Quarter.....................................................................  $  86.000  $  34.750
Second Quarter....................................................................  $  75.250  $  42.500
Third Quarter.....................................................................  $  65.500  $  34.500
Fourth Quarter....................................................................  $  65.000  $  38.500

1997
First Quarter.....................................................................  $  59.250  $  25.500
Second Quarter....................................................................  $  37.875  $  25.000
Third Quarter.....................................................................  $  49.500  $  32.188
Fourth Quarter....................................................................  $  41.500  $  23.688

1998
First Quarter (through March 9, 1998).............................................  $  24.575  $  14.875

    As of March 9, 1998, there were 3,224 holders of record of Netscape's common stock. Because many of Netscape's shares of common stock are held by brokers and other institutions on behalf of stockholders, Netscape is unable to estimate the total number of stockholders represented by these record holders. Netscape has never declared or paid any cash dividends on its common stock. Since Netscape currently intends to retain all future earnings to finance future growth, it does not anticipate paying any cash dividends in the foreseeable future.

    (b) In connection with the acquisitions of KIVA and Actra, Netscape issued an aggregate of 7,236,263 shares of Netscape's Common Stock (the "Acquisition Shares") of which 5,303,684 Acquisition Shares were issued to the existing stockholders of KIVA on December 1, 1997 in exchange for all of the outstanding shares of capital stock of KIVA and 1,932,579 Acquisition Shares were issued to GEIS on December 15, 1997 in exchange for all of the outstanding membership interests of Actra not owned by Netscape. In each case, the Acquisition Shares were issued pursuant to an exemption from the registration requirements of the Securities Act, afforded by Section 4(2) of the Securities Act. The stockholders of KIVA and Actra had access to all relevant information regarding Netscape necessary to evaluate the investment and each stockholder represented that the Acquisition Shares were being acquired for investment intent. There was no general solicitation or advertising involved in the acquisitions, and Netscape used reasonable care to assure that the stockholders of Actra and KIVA were not underwriters.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                               YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------
                                                 1997         1996        1995        1994       1993
                                              -----------  ----------  ----------  ----------  ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues..............................  $   533,851  $  346,294  $   85,387  $    4,138  $   1,106
Operating income (loss).....................     (132,267)     20,488     (10,709)    (14,067)    (1,847)
Net income (loss)...........................     (115,496)     19,517      (6,613)    (13,830)    (1,812)
Basic income (loss) per share...............        (1.34)       0.27       (0.16)      (2.84)     (0.70)
Diluted income (loss) per share.............        (1.34)       0.21       (0.16)      (2.84)     (0.70)
Total assets................................      632,820     541,325     231,154      16,996      5,093
Short-term debt.............................          535         733       1,326         725         --
Long-term debt..............................          215         616       1,198         725         --
Stockholders' equity........................      429,055     394,222     177,387       8,161      4,094

    ----------------------------

    (1) All periods have been restated for the business combination with KIVA, which has been accounted for as a pooling of interests. See Note 2 of the Notes to Consolidated Financial Statements.

    (2) No dividends have been declared or paid on the common stock of Netscape.

    (3) The 1997 operating loss, net loss, basic and diluted loss per share includes $108.9 million of purchased in-process research and development and merger related charges, and $23.0 million of restructuring charges. Excluding these charges, after tax effect, Netscape would have reported net income of $4.7 million and diluted income per share of $0.05.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    The following table sets forth operating results, in absolute dollars and as a percentage of total revenues, for 1997, 1996, and 1995.

                                                             YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------
                                                 1997                  1996                  1995
                                         --------------------  --------------------  --------------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Product revenues.....................  $ 383,950       71.9% $ 291,183       84.1% $  77,489       90.8%
  Service revenues.....................    149,901       28.1     55,111       15.9      7,898        9.2
                                         ---------  ---------  ---------  ---------  ---------  ---------
    Total revenues.....................    533,851      100.0%   346,294      100.0%    85,387      100.0%

Cost of revenues:
  Cost of product revenues.............     50,232        9.4     36,943       10.7      9,177       10.7
  Cost of service revenues.............     31,557        5.9     13,124        3.8      2,530        3.0
                                         ---------  ---------  ---------  ---------  ---------  ---------
    Total cost of revenues.............     81,789       15.3     50,067       14.5     11,707       13.7
                                         ---------  ---------  ---------  ---------  ---------  ---------
Gross profit...........................    452,062       84.7    296,227       85.5     73,680       86.3

Operating expenses:
  Research and development.............    129,928       24.4     83,863       24.2     26,841       31.4
  Sales and marketing..................    272,110       51.0    154,545       44.6     43,679       51.1
  General and administrative...........     50,356        9.4     30,981        8.9     11,336       13.3
  Property rights agreement and related
    charges............................         --         --        250        0.1        500        0.6
  Purchased in-process research and
    development........................    103,087       19.3         --         --         --         --
  Merger related charges...............      5,848        1.1      6,100        1.8      2,033        2.4
  Restructuring charges................     23,000        4.3         --         --         --         --
                                         ---------  ---------  ---------  ---------  ---------  ---------
    Total operating expenses...........    584,329      109.5    275,739       79.6     84,389       98.8
                                         ---------  ---------  ---------  ---------  ---------  ---------
Operating income (loss)................   (132,267)     (24.8)    20,488        5.9    (10,709)     (12.5)
Interest and other income, net.........     10,922        2.1      8,720        2.5      4,594        5.3
Equity in net losses of joint
  ventures.............................     (5,939)      (1.1)    (1,928)      (0.5)        --         --
                                         ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes......   (127,284)     (23.8)    27,280        7.9     (6,115)      (7.2)
Provision (benefit) for income taxes...    (11,788)      (2.2)     7,763        2.3        498        0.5
                                         ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss)......................  $(115,496)     (21.6)% $  19,517       5.6% $  (6,613)      (7.7)%
                                         ---------  ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------  ---------
Basic income (loss) per share..........  $   (1.34)            $    0.27             $   (0.16)
                                         ---------             ---------             ---------
                                         ---------             ---------             ---------
Diluted income (loss) per share........  $   (1.34)            $    0.21             $   (0.16)
                                         ---------             ---------             ---------
                                         ---------             ---------             ---------
Shares used in computing basic income
  (loss) per share.....................     86,058                72,942                40,627
                                         ---------             ---------             ---------
                                         ---------             ---------             ---------
Shares used in computing diluted income
  (loss) per share.....................     86,058                90,841                40,627
                                         ---------             ---------             ---------
                                         ---------             ---------             ---------

REVENUES

    Netscape derives product revenues from product licensing fees and service revenues from fees for Website transactions, maintenance and support services, training, and consulting. In order to enhance an understanding of its business, Netscape recently decided to track and report its revenue as follows: (i) revenues from software and services provided to enterprise customers, (ii) revenues from client software and client-related services on a stand-alone basis; and (iii) revenues from the Website. Client stand-alone revenues are primarily from the sale of the client software only and client-related services. Enterprise revenues are primarily from the sale of client and server suites, upgrades, and services such as consulting and technical support. Website revenues are primarily from Web advertising, search and directory services, trademark licensing, and other Web services. Netscape's fiscal year was based on the calendar year for 1997, 1996, and 1995.

                                                        YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------
                                            1997                  1996                  1995
                                    --------------------  --------------------  --------------------
                                                             (IN THOUSANDS)
                                                              (UNAUDITED)
Enterprise........................  $ 333,204       62.4% $ 142,102       41.0% $   6,097        7.1%
Website...........................     95,117       17.8     23,039        6.7      1,801        2.1
Client stand-alone................    105,530       19.8    181,153       52.3     77,489       90.8
                                    ---------  ---------  ---------  ---------  ---------  ---------
  Total revenues..................  $ 533,851      100.0% $ 346,294      100.0% $  85,387      100.0%
                                    ---------  ---------  ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------  ---------  ---------

    TOTAL REVENUES. Total revenues grew 54.2% from 1996 to 1997, and 305.6% from 1995 to 1996. In general, Netscape has experienced revenue growth in all of its product lines as a result of an increased number of software licenses and the introduction of new products, as opposed to higher prices. A significant portion of revenue for 1997 was attributable to several large product and Website licensing transactions. In general, Netscape's revenue stream is comprised of transactions that have increased significantly in average dollar size over the past year. Such large licensing transactions, including licenses to OEMs, ISPs, and enterprise customers, are expected to continue to account for a significant portion of revenue in future periods. The loss or deferral of or failure to consummate one or more such large product or Website licensing transactions could materially adversely affect results of operations in future periods as it did in the fourth quarter of 1997.

    PRODUCT REVENUES. Product revenues for 1997, 1996, and 1995 were $384.0 million, $291.2 million, and $77.5 million, or 71.9%, 84.1%, and 90.8% of total revenues, respectively. Product revenues increased in absolute dollars but decreased as a percentage of total revenues in all periods. The increases in absolute dollars in all periods were due to an expanded product line, increased unit shipments of existing products, and general growth in the market for intranet-related software products in the corporate environment. The decreases as a percentage of total revenues were due to an increase in service revenues attributable to the growth in Website and professional consulting revenues. Netscape expects that product revenues as a percentage of total revenues will fluctuate in future periods depending on the timing of new product introductions, consumer buying patterns, pricing actions taken by Netscape, competition, and other factors. See "Factors Affecting Netscape's Business, Operating Results and Financial Condition--Potential Fluctuations in Quarterly Results."

    SERVICE REVENUES. Service revenues for 1997, 1996, and 1995 were $149.9 million, $55.1 million, and $7.9 million, or 28.1%, 15.9, and 9.2% of total revenues, respectively. The increases in all periods were due primarily to increased Website transactions, which include Web advertising, search and directory services, and trademark licensing, as well as increased professional consulting services. Netscape expects that service revenues as a percentage of total revenues will fluctuate in future periods depending on the timing, size, and number of Website transactions, expansion of Netscape's professional services consulting organization, and the rate of growth in the installed base of technical support contracts. See "Factors Affecting Netscape's Business, Operating Results and Financial Condition--Potential Fluctuations in Quarterly

Results." In particular, Netscape's ability to increase service revenues will depend in part upon its ability to attract and retain qualified professional service consulting personnel, who are in short supply in many key geographical areas.

    CLIENT STAND-ALONE REVENUES. Client stand-alone revenues for 1997, 1996, and 1995 were $105.5 million, $181.2 million, and $77.5 million, or 19.8%, 52.3%, and 90.8% of total revenues, respectively. The decreases in all periods as a percentage of total revenues as well as the absolute dollar decrease in 1997 were due to increased price pressure from Microsoft Corporation, a competitor that offers its browser with no licensing fees. In January 1998, Netscape announced that it would offer its client software for free. As a result, Netscape does not expect to generate any further significant client stand-alone revenue. See "Factors Affecting Netscape's Business, Operating Results, and Financial Condition--Free Client Software."

    ENTERPRISE REVENUES. Enterprise revenues for 1997, 1996, and 1995 were $333.2 million, $142.1 million, and $6.1 million, or 62.4%, 41.0%, and 7.1% of total revenues, respectively. Enterprise revenues have increased in both absolute dollars and as a percentage of total revenues in all years due to an expanded product line, increased unit shipments of existing products, higher average transaction sizes, expansion of Netscape's professional services consulting organization, and general growth in the market for intranet-related software products in the corporate environment.

    WEBSITE REVENUES. Website revenues for 1997, 1996, and 1995 were $95.1 million, $23.0 million, and $1.8 million, or 17.8%, 6.7%, and 2.1% of total revenues, respectively. The increases in both absolute dollars and as a percentage of total revenues in all years were due to increased Website transactions which include Web advertising, search and directory services, trademark licensing, and other Web services. Netscape believes that Website revenues may fluctuate in future periods as a percentage of total revenues depending on the timing, size, and number of Website transactions. See "Factors Affecting Netscape's Business, Operating Results, and Financial Condition-- Potential Fluctuations in Operating Results."

    CHANNEL MIX. Netscape distributes its products through a combination of direct channels, including field sales, Internet-based sales and telesales, and indirect channels, including OEMs, ISPs, systems integrators, VARs, and software retailers. Indirect channel revenues for 1997, 1996, and 1995 were 53.5%, 50.2%, and 49.3% of total revenues, respectively. The increases as a percentage of total revenues were in all years due to increases in OEM, ISP, system integrator, and VAR channel revenues, partially offset by a decrease in retail channel revenues. OEM, ISP, system integrator, and VAR channel revenues as a whole increased in absolute dollars primarily due to an increase in the number of OEMs, ISPs, systems integrators, and VARs offering Netscape's products as well as increased sales through Netscape's preexisting OEMs, ISPs, systems integrators, and VARs. Retail channel revenues increased in absolute dollars from 1995 to 1996 due to new product introductions and increased demand for the Netscape client products, but decreased in absolute dollars from 1996 to 1997 due to price pressure for the same products. In general, the distribution of revenues among channels will fluctuate in future periods depending on the timing of new product releases, Netscape's ability to expand its use of OEMs, ISPs and VARs, the timing of larger enterprise sales in strategic accounts through Netscape's direct sales force, and customer buying patterns. See "Factors Affecting Netscape's Business, Operating Results, and Financial Condition-- Evolving Channel Distribution."

    GEOGRAPHIC MIX. International revenues (sales outside of North America) for 1997, 1996, and 1995 were 22.1%, 29.3%, and 17.2% of total revenues, respectively. International revenues increased as a percentage of total revenues from 1995 to 1996 due to increased sales and marketing efforts in Europe and the Pacific Rim, partnering with OEMs and VARs throughout the world, and increased demand for Internet- and intranet-related products in international markets. International revenues decreased as a percentage of total revenues from 1996 to 1997 due to increased competition in Europe and the Intercontinental region ("ICON"), which includes the Pacific Rim and Latin America, a reduction in the number of large licensing transactions, and economic instability in the fourth quarter of 1997 in ICON.

    Netscape is continuing to make investments in international markets through the deployment of sales personnel in several countries in Europe and ICON, and through partnering with OEMs, ISPs, and VARs throughout the world. Netscape believes that international revenues may account for a greater percentage of total revenues in future periods, although this percentage may fluctuate in the near term as a result of localized product release timing, competition, the general demand for Internet- and intranet-related products in international markets, reduced localization of Netscape's products, the timing of large product and service transactions, and general economic conditions of the regions.

    Netscape generally invoices the customers of its international subsidiaries predominantly in U.S. dollars for software sales, and in local currencies of its subsidiaries for service transactions. Netscape has not engaged in foreign currency hedging activities. To the extent of its local currency invoicing, Netscape's international revenues are currently subject to currency exchange fluctuation risk. To the extent that international revenues that are invoiced in local currencies increase in the future, Netscape's exposure to fluctuations in currency exchange rates will correspondingly increase. Currency fluctuations may also effectively increase the cost of Netscape products and services in countries in which customers are invoiced in U.S. dollars.

GROSS MARGIN

    COST OF PRODUCT REVENUES. Cost of product revenues for all periods presented consisted primarily of the cost of product materials, royalties paid for licensed technology, and amounts paid to third-party vendors for sales administration and order fulfillment. Cost of product revenues for 1997, 1996, and 1995 were $50.2 million, $36.9 million, and $9.2 million, or 13.1%, 12.7%, and 11.8% of related product revenues, respectively. The increases in both absolute dollars and as a percentage of related cost of product revenues in all periods were due to an increase in royalties paid for licensed technology and amounts paid to third-party vendors.

    Netscape believes that the gross margin earned on product revenues will fluctuate in future periods depending on the composition of costs incurred in achieving such revenues, including the costs associated with licensed technology included in both client and server products, and product warranty costs, which include telephone support for client products.

    COST OF SERVICE REVENUES. Cost of service revenues for all periods presented consisted primarily of outside consulting services and personnel-related costs incurred in providing customer support and consulting services, and fees paid to third parties related to NetCenter advertising revenues. Cost of service revenues for 1997, 1996, and 1995 were $31.6 million, $13.1 million, and $2.5 million, or 21.1%, 23.8%, and 32.0% of related service revenues, respectively. The decreases as a percentage of related service revenues in all periods were due to an increase in Website transaction revenues, which typically have lower associated costs than other service revenues.

OPERATING EXPENSES

    Netscape's total operating expenses for 1997, 1996, and 1995 were $584.3 million, $275.7 million, and $84.4 million, or 109.5%, 79.6%, and 98.8% of total revenues, respectively. The increase in absolute dollars in 1997 was due to the purchased in-process research and development charges in the second and fourth quarters of 1997 relating to the acquisitions of Portola, DigitalStyle, and Actra as further described in Note 2 to the Notes to Consolidated Financial Statements, and the restructuring charges in the fourth quarter of 1997 as further described in Note 3 to the Notes to Consolidated Financial Statements, and Netscape's growth and expansion in all operating areas.

    Total operating expenses, excluding purchased in-process research and development and merger-related charges and restructuring charges, for 1997, 1996, and 1995 were $452.4 million, $269.6 million, and $82.4 million, or 84.7%,
77.9%, and 96.5% of total revenues, respectively. The increases in absolute dollars in all years were generally due to Netscape's growth and expansion in all operating areas. The decrease as a percentage of total revenues from 1995 to 1996 was due to an increased total revenue base. The increase as a percentage of total revenue from 1996 to 1997 was due to increased investment in sales personnel and marketing programs for the expanded product line, as well as lower than anticipated revenues in the fourth quarter of 1997.

    Netscape recorded deferred compensation of $11.1 million for the difference between the grant price and the deemed fair value of Netscape's common stock for stock options granted in the first six months of 1995. Operating expenses include $2.5 million of non-cash charges associated with the amortization of such deferred compensation for each of the years ended December 31, 1997, 1996, and 1995. The remaining deferred compensation is being amortized to operating expense over the related 50-month vesting period of the shares and will, therefore, continue to adversely affect Netscape's operating results. Specifically, Netscape will record additional operating expenses of $2.1 million for ten-month period ending October 31, 1998 related to deferred compensation. See Note 8 of the Notes to Consolidated Financial Statements.

    RESEARCH AND DEVELOPMENT. Research and development expenses consisted primarily of compensation and consulting fees to support product development. Research and development expenses for 1997, 1996, and 1995 were $129.9 million, $83.9 million, and $26.8 million, or 24.4%, 24.2%, and 31.4% of total revenues, respectively. The increases in absolute dollars in all periods were generally due to increased staffing and external consultant costs. The decrease as a percentage of total revenues from 1995 was due to the increase in the total revenue base.

    The capitalizable portion of the software development costs has been immaterial and, to date, such costs have been expensed as incurred. Netscape believes that research and development activities are a critical area for investment. Even with the restructuring, Netscape intends to increase the level of research and development expenses in future periods, which may cause increases in such expenses year over year.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, consulting fees, travel and advertising. Sales and marketing expenses for 1997, 1996, and 1995 were $272.1 million, $154.5 million, and $43.7 million, or 51.0%, 44.6%, and 51.1% of total revenues, respectively. The increases in sales and marketing expenses in absolute dollars in all periods were due to increased staffing, additional marketing programs, costs associated with opening new sales offices, sales commissions on increased revenues and continued investment in sales and marketing capabilities in Europe and ICON. Although Netscape has reduced certain of these operating expenses as a result of the restructuring, Netscape plans to increase other of these operating expenses in fiscal 1998, and overall expenses may be higher in fiscal 1998 than they were during the comparable period of the prior year.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation, fees for professional services, and accounts receivable allowances. General and administrative expenses for 1997, 1996, and 1995 were $50.4 million, $31.0 million, and $11.3 million, or 9.4%, 8.9%, and 13.3% of total revenues, respectively. The absolute dollar increases in all periods were primarily attributable to increased staffing, increased fees for professional services, and higher accounts receivable balances. Although Netscape has reduced certain of these operating expenses as a result of the restructuring, Netscape plans to increase other of these operating expenses in fiscal 1998, and overall expenses may be higher in fiscal 1998 than they were during the comparable period of the prior year.

    PROPERTY RIGHTS AGREEMENT AND RELATED CHARGES. Netscape has segregated certain expenses totaling none, $250,000 and $500,000 for 1997, 1996 and 1995, respectively. These expenses relate to an agreement with the University of Illinois and Spyglass, Inc. and associated costs, including fees for expert and professional services, trademark search costs, and other related expenses. All of these expenses have been recorded for financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"). See Note 7 of Notes to Consolidated Financial Statements.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT AND MERGER RELATED
CHARGES. In 1997, Netscape expensed approximately $108.9 million of purchased in-process research and development and merger-related charges in connection with the acquisitions of Portola, DigitalStyle, and Actra, accounted for as purchase transactions, and KIVA, accounted for as a pooling of interests. The value attributed to the in-process research and development was determined by an independent appraisal. In the Portola acquisition work performed in the area of high-performance messaging systems with an IMAP configuration represented the acquired in-process research and development technology. For DigitalStyle, the acquired in-process research and development technology was assigned to the area of Web graphics tools and Java-based animation. For Actra, it was ascribed to the design and delivery of next-generation Internet commerce applications. Netscape may incur additional charges in subsequent quarters to reflect costs associated with these transactions and may not succeed in its efforts to integrate the operations and technology of these companies.

    In 1996, Netscape incurred certain merger related charges totaling $6.1 million. These expenses related to the acquisitions of InSoft, Inc., Netcode Corporation and Paper Software, Inc., accounted for as a pooling of interests, and were primarily associated with fees for investment banking, legal, accounting, severance costs and other related charges incurred with the acquisitions. Netscape does not anticipate incurring any future charges associated with these mergers. However, Netscape may incur additional charges in the event it undertakes additional acquisitions.

    RESTRUCTURING CHARGES. In December 1997, Netscape implemented a restructuring plan aimed at reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. The restructuring plan resulted from decreased revenue associated with certain Netscape products and Netscape's adoption of a new strategic direction. The restructuring included reduction in workforce, closure of certain facilities, write-down of operating assets to be disposed of, and payments on canceled third-party royalty contracts. Netscape incurred $23.0 million related to the restructuring in the fourth quarter of 1997. At December 31, 1997, Netscape accrued approximately $3.7 million in restructuring costs, representing estimated facility and third-party royalty payments to be paid in 1998. The remaining restructuring costs were comprised primarily of write-offs of assets to be disposed of in connection with the restructuring. Additionally, Netscape incurred approximately $12.0 million for severance costs in January 1998, mostly related to the termination of approximately 400 employees, or approximately 13% of its workforce.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net, for 1997, 1996, and 1995 was $10.9 million, $8.7 million, and $4.6 million, respectively. The increase from 1995 to 1996 was due primarily to higher average cash and investment balances as a result of Netscape's second public offering in November 1996 and initial public offering in August 1995. The increase from 1996 to 1997 was due primarily to a gain of $1.8 million on the sale of an investment in 1997. Pre-tax interest income may fluctuate in future periods as a result of changes in Netscape's average cash balances, the structure and duration of the portfolio, and changes in market interest rates for investments.

EQUITY IN NET LOSSES OF JOINT VENTURES

    Equity in net losses of joint ventures for 1997, 1996, and 1995 were $5.9 million, $1.9 million, and none, respectively, reflecting Netscape's share of the net losses of Netscape's joint ventures under the equity method of accounting. See Note 11 of Notes to Consolidated Financial Statements.

INCOME TAXES

    Netscape recorded an income tax provision (benefit) of $(11.8) million, $7.8 million, and $498,000 for 1997, 1996, and 1995, respectively. The tax benefit for 1997 was lower than the statutory U.S. federal rate due primarily to the purchased in-process research and development and merger related charges, partially offset by the benefit from the research tax credit and tax exempt interest.

    The net deferred tax assets at December 31, 1997 were $43.5 million, net of a valuation allowance of $23.6 million, of which $17.9 million relates to certain intangible assets that will be amortized over 15 years for tax purposes. Realization of Netscape's net deferred tax assets depends on Netscape generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss carryforwards. It is management's assessment that future levels of taxable income will be sufficient to realize the net deferred tax asset. See Note 10 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, Netscape's principal source of liquidity was $184.6 million in cash, cash equivalents, and short-term investments, representing a $18.6 million decrease from the December 31, 1996 balance of $203.2 million. During the same period, long-term investments decreased by $13.8 million from $90.5 million at December 31, 1996 to $76.7 million at December 31, 1997, resulting in a net decrease of $32.4 million in cash, cash equivalents, and short- and long-term investments from December 31, 1996 to December 31, 1997. Netscape's cash, and short- and long-term investments are managed to be available for working capital, strategic investment opportunities, or other potential cash needs in the future. Netscape has no material debt.

    In 1997, cash provided by operating activities of $38.9 million was primarily attributable to increases in deferred revenues, accounts payable, accrued compensation and related liabilities, and other accrued liabilities, partially offset by the growth in accounts receivable and deferred income taxes. Cash used in investing activities of $95.7 million for 1997 related primarily to capital expenditures of $100.4 million. The capital expenditures primarily consisted of purchases of computer hardware and software as well as leasehold improvements and furniture and fixtures related to additional leased facilities. Netscape anticipates that capital expenditures will increase in future periods. Cash flows from financing activities of $24.3 million for 1997 was primarily attributable to proceeds from the issuance of common stock under Netscape's stock option and employee stock purchase plans.

    In 1996 and 1995, cash provided by operating activities of $13.7 million and $12.0 million, respectively, was primarily attributable to increases in net income, deferred revenues, accounts payable, accrued compensation and related liabilities, and other accrued liabilities, partially offset by the growth in accounts receivable and deferred income taxes. Cash used in investing activities of $177.5 million and $139.8 million for 1996 and 1995, respectively, related primarily to net short-term purchases of $89.1 million and $116.4 million, respectively, as well as capital expenditures of $82.2 million and $20.5 million, respectively. The capital expenditures primarily consisted of purchases of computer hardware and software as well as leasehold improvements and furniture and fixtures related to additional leased facilities. Cash flows from financing activities of $196.9 million for 1996 were primarily attributable to the net proceeds of $158.3 million from Netscape's second public offering in November 1996, $23.3 million in tax benefit related to stock options, and, to a lesser extent, approximately $15.8 million from the issuance of common stock under Netscape's stock plans. Cash flows from financing activities of $172.8 million for 1995 were primarily attributable to net proceeds of $148.2 million from Netscape's initial public offering in August 1995, and, to a lesser extent, $17.3 million from the issuance of Series C Preferred Stock in April 1995.

    Deferred revenues primarily consist of the unrecognized portion of product and service revenues received pursuant to training, consulting, Web advertising and subscription and support contracts, and the unrecognized portion of nonrefundable, prepaid license royalties received pursuant to sublicense agreements. Deferred revenues increased to $106.2 million at December 31, 1997 from $80.3 million at

December 31, 1996 due to an increase in the number of sublicense agreements, the amount of prepayments received pursuant to sublicense agreements, and, to a lesser extent, an increase in the number of training, consulting, and Web advertising and subscription and support contracts.

    Netscape's principal commitments as of December 31, 1997 consisted of obligations under operating leases for monthly rent and operating lease agreements that include commitments by Netscape to complete the build-out of certain tenant improvements. The commitments at December 31, 1997 totaled approximately $10.5 million to be paid over the next year. See Note 6 of Notes to Consolidated Financial Statements.

    Netscape believes existing cash and investments together with cash flows expected to be generated from operations, if any, will suffice to meet Netscape's operating requirements for at least the next 12 months.

YEAR 2000

    Netscape is not aware of any material operational issues or costs associated with preparing internal systems for the Year 2000. However, see the discussion of the potential risks in "Factors Affecting Netscape's Business, Operating Results, and Financial Condition--Year 2000."

OTHER RECENT PRONOUNCEMENTS

    Statement of Position ("SOP 97-2"), "Software Revenue Recognition" was issued in October 1997 and addresses software revenue recognition matters primarily from a conceptual level and does not include specific interpretive and implementation guidance. Statement of Position 98-4 was issued in March 1998 which delays for one year the implementation of a narrow provision of SOP 97-2. SOP 97-2 supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. Detailed interpretive and implementation guidelines for this standard have not yet been issued. Once available, such detailed interpretive and implementation guidance could lead to unanticipated changes in Netscape's current revenue accounting practices, and such changes could be material to Netscape's revenues and earnings.

    In 1997, Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," was issued and is effective for years commencing after December 15, 1997. Netscape will comply with the requirements of SFAS 130 in fiscal year 1998.

    In 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for years commencing after December 15, 1997. Netscape will comply with the requirements of SFAS 131 in fiscal year 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INVESTMENT PORTFOLIO

    Netscape does not use derivative financial instruments in its investment portfolio. Netscape places its investments in instruments that meet high credit quality standards, as specified in Netscape's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Netscape does not expect any material loss with respect to its investment portfolio.

    The table below provides information about Netscape's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates. Netscape's investment policy requires that all investments mature in five years or less.

    Principal (Notional) Amounts by Expected Maturity in U.S. Dollars:

                                                                                                     FAIR VALUE
                                                                                                    AT DECEMBER
                                          FY 1998     FY 1999    FY 2000     FY 2001      TOTAL       31, 1997
                                         ----------  ---------  ----------  ----------  ----------  ------------
                                                          (IN THOUSANDS, EXCEPT INTEREST RATES)
Cash Equivalents.......................  $   11,534         --          --          --  $   11,534   $   11,534
  Average Interest Rate................       4.05%         --          --          --       4.05%
Investments............................  $  129,470  $  52,607          --          --  $  182,077   $  182,107
  Average Interest Rate................       5.36%      5.97%          --          --       5.54%
Total Portfolio........................  $  141,004  $  52,607          --          --  $  193,611   $  193,641
  Average Interest Rate................       5.25%      5.97%          --          --       5.45%

IMPACT OF FOREIGN CURRENCY RATE CHANGES

    Netscape invoices the customers of its international subsidiaries predominantly in U.S. dollars, and, to a lesser extent, in local currencies of its subsidiaries primarily for service revenues. Netscape has not engaged in foreign currency hedging activities. To the extent of its local currency invoicing, its international revenues are currently subject to currency exchange fluctuation risk. To the extent that international revenues that are invoiced in local currencies increase in the future, Netscape's exposure to fluctuations in currency exchange rates will correspondingly increase. Currency fluctuations may also effectively increase the cost of Netscape products and services in countries in which customers are invoiced in U.S. dollars.

    In the year ended December 31, 1997, most currencies in Europe and Asia weakened against the U.S. dollar. Consequently, the translation of Netscape's international subsidiaries' local currency invoiced revenues had a negative impact, although not material, on the consolidated results of Netscape. This negative impact was partially offset by local currency denominated intercompany payables due back to the international subsidiaries as commissions on their revenue and also on their operating expenses which are also paid in local currencies. Netscape has no significant foreign debt, and non-U.S. dollar cash balances held overseas are currently kept at minimum levels to meet current operating needs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements required pursuant to this item are included in Part III, Item 14 of this Form 10-K and are presented beginning on page 54. The supplementary financial information required by this item is included under the subsection entitled "Quarterly Results of Operations/Supplementary Financial Information," beginning on page 84.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF NETSCAPE.

    See the information set forth in the sections entitled "Proposal One--Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in Netscape's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Netscape's fiscal year ended December 31, 1997 (the "1998 Proxy Statement"), which is incorporated herein by reference, and the information set forth in the section entitled "Executive Officers of Netscape" at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

    See the information set forth in the sections entitled "Proposal One--Election of Directors--Director Compensation" and "Executive Officer Compensation" in the 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    See the information set forth in the section entitled "Share Ownership by Principal Stockholders and Management" in the 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See the information set forth in the section entitled "Certain Transactions with Management" in the 1998 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.  FINANCIAL STATEMENTS.

    The following consolidated financial statements, and the related notes thereto, of Netscape and the Report of Independent Auditors are filed as a part of this Form 10-K.

                                                                                                 PAGE NUMBER
                                                                                                -------------
Report of Ernst &Young, LLP, Independent Auditors.............................................           53

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1997 and 1996................................           54

  Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and
    1995......................................................................................           55

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996
    and 1995..................................................................................           56

  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and
    1995......................................................................................           58

  Notes to Consolidated Financial Statements..................................................           59

2.  FINANCIAL STATEMENT SCHEDULES.

    The following financial statement schedule of Netscape for each of the years ended December 31, 1997, 1996 and 1995 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Netscape.

                                                                                                PAGE NUMBER
                                                                                                -----------
Schedule II--Valuation and Qualifying Accounts................................................         S-1

    Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.  EXHIBITS.

    The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

(b)  REPORTS ON FORM 8-K.

    1. A Current Report on Form 8-K was filed with the Securities and Exchange Commission (the "Commission") by Netscape on November 28, 1997 to report the announcement of the signing of a definitive agreement to acquire KIVA.

    2. A Current Report on Form 8-K was filed with the Commission by Netscape on December 15, 1997 to report the closing of the acquisition of KIVA, as amended on Form 8-K/A filed on December 16, 1997 to provide certain pro forma financial information relating to the business combination with KIVA.

    3. A Current Report on Form 8-K was filed with the Commission by Netscape on December 15, 1997 to report the closing of Netscape's acquisition of GEIS's membership interests in Actra.

    4. A Current Report on Form 8-K was filed with the Commission by Netscape on January 5, 1998 to report the announcement of preliminary estimates of results of operations for the quarter ended December 31, 1997.

    5. A Current Report on Form 8-K was filed with the Commission by Netscape on January 22, 1998 to report the announcement of plans to make the next-generation Netscape Communicator Source Code available without licensing fees on Netscape's Website.

    6. A Current Report on Form 8-K was filed with the Commission by Netscape on January 28, 1998 to report the announcement for the fourth quarter and full year ended December 31, 1997 results of operations.

    7. A Current Report on Form 8-K was filed with the Commission by Netscape on February 20, 1998 to report that Netscape gave certain employees who held outstanding options to purchase Netscape common stock at prices above the January 28, 1998 market closing price of $16.8125 the opportunity to change the exercise price of such options to the market closing price on January 28, 1998.

    8. A Current Report on Form 8-K was filed with the Commission by Netscape on February 25, 1998 to report that Netscape's Board of Directors approved a resolution to change Netscape's fiscal year to November 1 through October 31, effective immediately.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Netscape Communications Corporation

    We have audited the accompanying consolidated balance sheets of Netscape Communications Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Netscape's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netscape Communications Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Palo Alto, California
January 23, 1998, except for Note 14,
 as to which the date is March 25, 1998

                      NETSCAPE COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                        -----------------------
                                                                                           1997         1996
                                                                                        -----------  ----------
                                                                                         (IN THOUSANDS, EXCEPT
                                                                                          SHARE AND PER SHARE
                                                                                                 DATA)
                                                    ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $    55,172  $   88,233
  Short-term investments..............................................................      129,426     115,015
  Accounts receivable, net of allowances of $8,335 in 1997 and $4,896 in 1996.........      153,191     110,821
  Deferred tax assets.................................................................       37,336      20,347
  Other current assets................................................................       19,961      16,928
                                                                                        -----------  ----------
    Total current assets..............................................................      395,086     351,344
Property and equipment, net...........................................................      131,093      86,812
Long-term investments.................................................................       76,698      90,504
Other assets..........................................................................       29,943      12,665
                                                                                        -----------  ----------
    Total assets......................................................................  $   632,820  $  541,325
                                                                                        -----------  ----------
                                                                                        -----------  ----------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................  $    40,081  $   27,752
  Accrued compensation and related liabilities........................................       23,193      17,175
  Other accrued liabilities...........................................................       18,266      12,788
  Income taxes payable................................................................        2,709       7,731
  Deferred revenues...................................................................      106,170      80,308
  Accrued merger related charges......................................................        8,911          --
  Accrued restructuring charges.......................................................        3,685          --
  Current portion of long-term obligations and installment notes payable..............          535         733
                                                                                        -----------  ----------
    Total current liabilities.........................................................      203,550     146,487
Long-term obligations and installment notes payable...................................          215         616
Commitments and contingencies.........................................................

Stockholders' equity:
  Preferred stock, $0.0001 par value; issuable in series; 5,000,000 shares authorized
    no shares issued and outstanding..................................................           --          --
  Common stock, $0.0001 par value; 200,000,000 shares authorized, 97,984,300 shares in
    1997 and 87,940,820 shares in 1996 issued and outstanding.........................           10           9
  Additional paid-in capital..........................................................      549,186     404,063
  Deferred compensation...............................................................       (3,671)     (6,128)
  Accumulated deficit.................................................................     (119,201)     (3,705)
  Unrealized gain on available-for-sale investments...................................        3,433          50
  Accumulated translation adjustment..................................................         (702)        (67)
                                                                                        -----------  ----------
    Total stockholders' equity........................................................      429,055     394,222
                                                                                        -----------  ----------
    Total liabilities and stockholders' equity........................................  $   632,820  $  541,325
                                                                                        -----------  ----------
                                                                                        -----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Revenues:
  Product revenues...........................................  $ 383,950  $ 291,183  $  77,489
  Service revenues...........................................    149,901     55,111      7,898
                                                               ---------  ---------  ---------
    Total revenues...........................................    533,851    346,294     85,387
Cost of revenues:
  Cost of product revenues...................................     50,232     36,943      9,177
  Cost of service revenues...................................     31,557     13,124      2,530
                                                               ---------  ---------  ---------
    Total cost of revenues...................................     81,789     50,067     11,707
                                                               ---------  ---------  ---------
Gross profit.................................................    452,062    296,227     73,680
Operating expenses:
  Research and development...................................    129,928     83,863     26,841
  Sales and marketing........................................    272,110    154,545     43,679
  General and administrative.................................     50,356     30,981     11,336
  Property rights agreement and related charges..............         --        250        500
  Purchased in-process research and development..............    103,087         --         --
  Merger related charges.....................................      5,848      6,100      2,033
  Restructuring charges......................................     23,000         --         --
                                                               ---------  ---------  ---------
    Total operating expenses.................................    584,329    275,739     84,389
                                                               ---------  ---------  ---------
Operating income (loss)......................................   (132,267)    20,488    (10,709)
Interest and other income, net...............................     10,922      8,720      4,594
Equity in net losses of joint ventures.......................     (5,939)    (1,928)        --
                                                               ---------  ---------  ---------
Income (loss) before income taxes............................   (127,284)    27,280     (6,115)
Provision (benefit) for income taxes.........................    (11,788)     7,763        498
                                                               ---------  ---------  ---------
Net income (loss)............................................  $(115,496) $  19,517  $  (6,613)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Basic income (loss) per share................................  $   (1.34) $    0.27  $   (0.16)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Diluted income (loss) per share..............................  $   (1.34) $    0.21  $   (0.16)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Shares used in computing basic income (loss) per share.......     86,058     72,942     40,627
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Shares used in computing diluted income (loss) per share.....     86,058     90,841     40,627
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        ACCUMULATED
                                                 ADDITIONAL                                UNREALIZED   TRANSLATION       TOTAL
                            PREFERRED   COMMON    PAID-IN-      DEFERRED     ACCUMULATED      GAIN      ADJUSTMENT    STOCKHOLDERS'
                              STOCK     STOCK     CAPITAL     COMPENSATION     DEFICIT       (LOSS)      AND OTHER       EQUITY
                            ---------   ------   ----------   ------------   -----------   ----------   -----------   -------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE AT DECEMBER 31,
  1994....................     $ 1       $ 1      $  24,083     $     --      $ (15,924)    $    --        $  --        $   8,161
Issuance of 21,533,159
  shares of common stock
  primarily on exercise of
  stock options, for cash
  and notes, net of
  repurchases.............      --         2          2,095           --             --          --         (763)           1,334
Issuance of 314,087 shares
  of common stock (InSoft
  Series B and Series C)
  net of issuance costs of
  $132 and other..........      --        --          4,477           --           (179)         --           --            4,298
Issuance of 2,000,000
  shares of Series C
  convertible preferred
  stock at $9.00 per share
  for cash, net of
  issuance costs of
  $700....................      --        --         17,300           --             --          --           --           17,300
Deferred compensation
  related to grant of
  stock options...........      --        --         11,087      (11,087)            --          --           --               --
Amortization of deferred
  compensation............      --        --             --        2,503             --          --           --            2,503
Conversion and split of
  9,008,222 shares of
  preferred stock to
  common stock............      (1)        4             (3)          --             --          --           --               --
Issuance of 11,500,000
  shares of common stock
  upon IPO, net of
  offering costs of
  $12,850.................      --         1        148,149           --             --          --           --          148,150
Net unrealized gain on
  available-for-sale
  securities..............      --        --             --           --             --       2,157           --            2,157
Net loss..................      --        --             --           --         (6,613)         --           --           (6,613)
Translation gain..........      --        --             --           --             --          --           97               97
                               ---      ------   ----------   ------------   -----------   ----------      -----      -------------
BALANCE AT DECEMBER 31,
  1995....................      --         8        207,188       (8,584)       (22,716)      2,157         (666)         177,387
Issuance of 1,536,364
  shares of common stock
  primarily upon exercise
  of stock options, for
  cash and services, net
  of repurchases plus cash
  received from
  stockholders' notes.....      --        --          9,556           --             --          --          763           10,319
Issuance of 427,689 shares
  of common stock (InSoft,
  PaperSoftware, and
  Netcode) and other......      --        --            615           --           (419)         --           --              196

                      NETSCAPE COMMUNICATIONS CORPORATION

                                                                                                        ACCUMULATED
                                                 ADDITIONAL                                UNREALIZED   TRANSLATION       TOTAL
                            PREFERRED   COMMON    PAID-IN-      DEFERRED     ACCUMULATED      GAIN      ADJUSTMENT    STOCKHOLDERS'
                              STOCK     STOCK     CAPITAL     COMPENSATION     DEFICIT       (LOSS)      AND OTHER       EQUITY
                            ---------   ------   ----------   ------------   -----------   ----------   -----------   -------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Issuance of 3,571,836
  shares of common stock
  (KIVA), net of issuance
  costs of $37 and
  other...................      --        --          5,050           --            (87)         --           --            4,963
Amortization of deferred
  compensation............      --        --             --        2,456             --          --           --            2,456
Issuance of 3,090,000
  shares of common stock,
  net of offering costs of
  $325....................      --         1        158,314           --             --          --           --          158,315
Tax benefit related to
  stock options...........      --        --         23,340           --             --          --           --           23,340
Net unrealized loss on
  available-for-sale
  securities..............      --        --             --           --             --      (2,107)          --           (2,107)
Net income................      --        --             --           --         19,517          --           --           19,517
Translation loss..........      --        --             --           --             --          --         (164)            (164)
                               ---      ------   ----------   ------------   -----------   ----------      -----      -------------
BALANCE AT DECEMBER 31,
  1996....................      --         9        404,063       (6,128)        (3,705)         50          (67)         394,222
Issuance of 1,053,667
  shares of common stock
  primarily upon exercise
  of stock options, for
  cash and services, net
  of repurchases..........      --        --         15,434           --             --          --           --           15,434
Issuance of 1,781,489
  shares of common stock
  in connection with the
  purchase of DigitalStyle
  and Portola.............      --        --         54,147           --             --          --           --           54,147
Issuance of 1,731,848
  shares of common stock
  (KIVA)..................      --         1          9,468           --             --          --           --            9,469
Issuance of 1,932,579
  shares of common stock
  in connection with the
  purchase of Actra.......      --        --         66,074           --             --          --           --           66,074
Amortization of deferred
  compensation............      --        --             --        2,457             --          --           --            2,457
Net unrealized gain on
  available-for-sale
  securities..............      --        --             --           --             --       3,383           --            3,383
Net loss..................      --        --             --           --       (115,496)         --           --         (115,496)
Translation loss..........      --        --             --           --             --          --         (635)            (635)
                               ---      ------   ----------   ------------   -----------   ----------      -----      -------------
BALANCE AT DECEMBER 31,
  1997....................     $--       $10      $ 549,186     $ (3,671)     $(119,201)    $ 3,433        $(702)       $ 429,055
                               ---      ------   ----------   ------------   -----------   ----------      -----      -------------
                               ---      ------   ----------   ------------   -----------   ----------      -----      -------------

          See accompanying Notes to Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..........................................................  $  (115,496) $    19,517  $    (6,613)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities net of companies acquired:
    Purchased in-process research and development..........................      103,087           --           --
    Restructuring charges..................................................       19,315           --           --
    Depreciation and amortization..........................................       38,681       16,369        3,853
    Amortization of deferred compensation..................................        2,457        2,456        2,553
    Deferred income taxes..................................................      (24,227)     (23,747)          --
  Changes in assets and liabilities:
    Accounts receivable....................................................      (42,370)     (83,719)     (24,929)
    Other current assets...................................................       (2,933)     (10,509)      (5,989)
    Accounts payable.......................................................       12,329       19,069        6,696
    Accrued compensation and related liabilities...........................        6,018       10,598        5,877
    Other accrued liabilities..............................................        9,163        6,351        5,133
    Accrued taxes..........................................................          678        7,731           --
    Deferred revenues......................................................       25,862       50,276       26,152
    Accrued merger related charges.........................................        6,362           --           --
    Long-term obligations..................................................           --         (725)        (725)
                                                                             -----------  -----------  -----------
Net cash provided by operating activities..................................       38,926       13,667       12,008
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.......................................................     (100,368)     (82,225)     (20,522)
Change in deposits and other assets........................................        1,934       (6,166)      (2,891)
Purchases of investments available-for-sale................................     (217,794)    (470,085)    (153,311)
Maturities of investments available-for-sale...............................      104,001      239,208        6,208
Sales of investments available-for-sale....................................      116,571      141,776       30,736
                                                                             -----------  -----------  -----------
Net cash used in investing activities......................................      (95,656)    (177,492)    (139,780)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of installment notes payable........................           --           --        2,200
Payments on installment notes payable......................................         (599)        (450)        (401)
Proceeds from issuance of preferred stock, net.............................           --           --       17,300
Proceeds from issuance of common stock, net................................       24,903      174,056      153,662
Tax benefit related to stock options.......................................           --       23,340           --
                                                                             -----------  -----------  -----------
Net cash provided by financing activities..................................       24,304      196,946      172,761
Effect of foreign exchange rate changes on cash and cash equivalents.......         (635)        (164)          97
                                                                             -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.......................      (33,061)      32,957       45,086
Cash and cash equivalents at beginning of year.............................       88,233       55,276       10,190
                                                                             -----------  -----------  -----------
Cash and cash equivalents at end of year...................................  $    55,172  $    88,233  $    55,276
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid..........................................................  $    11,741  $     1,241  $       478
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

          See accompanying Notes to Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Netscape helps individuals and organizations harness the full power of the Internet. Netscape develops, markets, and supports a broad software suite of enterprise servers, clients, commercial applications, and development tools, targeted primarily at corporate intranets and extranets. Netscape's software allows users to share information, manage networks, and facilitate electronic commerce. Netscape software is based on industry-standard protocols that can be deployed across a variety of operating systems, platforms, and databases and that can be interconnected with traditional client/server applications. Netscape's Website, one of the most highly trafficked on the World Wide Web (the "Web"), offers a variety of products and services geared toward business professionals.

    Netscape was incorporated in Delaware in April 1994 and has acquired several other businesses since its incorporation, some of which were incorporated before Netscape. Netscape's principal executive office is located at 501 East Middlefield Road, Mountain View, California 94043, and its telephone number is
(650) 254-1900. Netscape's common stock is listed on the Nasdaq National Market under the symbol "NSCP." Netscape's home page can be located on the Web at http://home.netscape.com. Except as otherwise noted herein, all references to "Netscape" shall mean Netscape Communications Corporation and its subsidiaries.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Netscape and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    On December 1, 1997 Netscape entered into a business combination with KIVA. The business combination was accounted for as a pooling of interests and the historical consolidated financial statements of Netscape for all years prior to the business combination have been restated to include the financial position, results of operations, and cash flows of KIVA. Costs of the acquisition were charged to operations in 1997. See additional discussion in Note 2, "Business Combinations".

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Netscape derives product revenues from product licensing fees and service revenues from fees for Website transactions, which include Web advertising, search and directory services, trademark licensing and other Web services, and fees for maintenance and support services, training, and consulting. Product revenues, net of allowances for future returns, are generally recognized when a license agreement is in effect, the product has been shipped, the license fee is fixed or determinable, no significant vendor obligations remain and collectibility is reasonably assured. Product revenues from original equipment manufacturers ("OEMs") and internet service providers ("ISPs") are generally recognized upon delivery of product masters provided that the license fees are fixed and collectibility is not dependent upon resale to the end users; otherwise, these product revenues are recognized upon notification of delivery to the end users or upon receipt of cash. Product and service revenues from customer subscription and technical

                      NETSCAPE COMMUNICATIONS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) support contracts are recognized ratably over the term of the contract period. Payments for upgrades and support fees are generally made in advance and are nonrefundable. Service revenues from Web advertising are recognized ratably over the term of the contract beginning when the advertising is displayed on Netscape's Web page. Service revenues from search and directory services are recognized based on actual traffic incurred. Service revenues from trademark licensing are recognized when a license agreement is executed and the fees are fixed. Service revenues from training and consulting are recognized when the services are performed.

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

    The following tables detail Netscape's investments and their contractual maturities:

                                                                                   DECEMBER 31, 1997
                                                                    ------------------------------------------------
                                                                                   GROSS        GROSS
                                                                    AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                                       COST        GAINS       LOSSES     FAIR VALUE
                                                                    ----------  -----------  -----------  ----------
                                                                                     (IN THOUSANDS)
Corporate bonds and notes.........................................  $  168,763   $     205    $    (132)  $  168,836
Market auction preferred stock....................................      14,713          30          (69)      14,674
Certificates of deposit...........................................      10,135           -           (4)      10,131
Equity investments................................................      18,394       5,623            -       24,017
                                                                    ----------  -----------       -----   ----------
                                                                    $  212,005   $   5,858    $    (205)  $  217,658
                                                                    ----------  -----------       -----   ----------
                                                                    ----------  -----------       -----   ----------

Included in cash and cash equivalents.............................  $   11,534   $       -    $       -   $   11,534
Included in short-term investments................................     129,470         161         (205)     129,426
Included in long-term investments.................................      71,001       5,697            -       76,698
                                                                    ----------  -----------       -----   ----------
                                                                    $  212,005   $   5,858    $    (205)  $  217,658
                                                                    ----------  -----------       -----   ----------
                                                                    ----------  -----------       -----   ----------

Due within one year...............................................  $  141,004   $     161    $    (205)  $  140,960
Due after one year through five years.............................      71,001       5,697           --       76,698
                                                                    ----------  -----------       -----   ----------
                                                                    $  212,005   $   5,858    $    (205)  $  217,658
                                                                    ----------  -----------       -----   ----------
                                                                    ----------  -----------       -----   ----------

                      NETSCAPE COMMUNICATIONS CORPORATION

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                                   DECEMBER 31, 1996
                                                                    ------------------------------------------------
                                                                                   GROSS        GROSS
                                                                    AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                                       COST        GAINS       LOSSES     FAIR VALUE
                                                                    ----------  -----------  -----------  ----------
                                                                                     (IN THOUSANDS)
U.S. Government agencies..........................................  $   10,314   $      26    $     (27)  $   10,313
Corporate bonds and notes.........................................     185,661         272         (224)     185,709
Market auction preferred stock....................................      54,376           -          (13)      54,363
Certificates of deposit...........................................       9,223           2            -        9,225
Auction rate receipts.............................................      15,509          14            -       15,523
Equity investments................................................       8,434           -            -        8,434
                                                                    ----------  -----------       -----   ----------
                                                                    $  283,517   $     314    $    (264)  $  283,567
                                                                    ----------  -----------       -----   ----------
                                                                    ----------  -----------       -----   ----------
Included in cash and cash equivalents.............................  $   78,078   $       -    $     (30)  $   78,048
Included in short-term investments................................     114,918         213         (116)     115,015
Included in long-term investments.................................      90,521         101         (118)      90,504
                                                                    ----------  -----------       -----   ----------
                                                                    $  283,517   $     314    $    (264)  $  283,567
                                                                    ----------  -----------       -----   ----------
                                                                    ----------  -----------       -----   ----------

Due within one year...............................................  $  192,996   $     213    $    (146)  $  193,063
Due after one year through five years.............................      72,713         101          (84)      72,730
Due after five years..............................................      17,808           -          (34)      17,774
                                                                    ----------  -----------       -----   ----------
                                                                    $  283,517   $     314    $    (264)  $  283,567
                                                                    ----------  -----------       -----   ----------
                                                                    ----------  -----------       -----   ----------

    The gross realized gains and losses on sales of available-for-sale securities were $1.8 million, $201,000, and $109,000 in 1997, 1996, and 1995, respectively. The cost of securities sold is based on the specific identification method.

    Equity investments in which Netscape has a 20% to 50% interest or otherwise has the ability to exercise significant influence are accounted for under the equity method. Equity investments in which Netscape has a less than 20% interest are carried at cost or estimated realizable value, if less.

    In June 1996, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 is effective for all transactions occurring after December 31, 1996. The implementation of SFAS 125 did not have a material impact on Netscape's financial condition or results of operations.

PROPERTY AND EQUIPMENT

    Property and equipment are depreciated using the straight-line method over the estimated useful life of the asset, generally three to five years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

                      NETSCAPE COMMUNICATIONS CORPORATION

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    Netscape accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which uses the liability method to calculate deferred income taxes.

STOCK-BASED COMPENSATION

    As permitted under the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," Netscape has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" in accounting for stock-based awards to employees. See Note 8.

LONG-LIVED ASSETS

    Netscape adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in fiscal 1997. Adoption of SFAS 121 did not have a material impact on Netscape's financial condition or results of operations.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject Netscape to concentration of credit risk consist principally of cash investments and trade receivables. Netscape invests its excess cash in deposits with major banks, in U.S. Treasury and U.S agency obligations and in debt securities of corporations with strong credit ratings and in a variety of industries. All of those securities classified as cash equivalents and marketable investments mature within five years of their purchase date.

    Netscape sells its products to a large number of customers in diversified industries, primarily in North America, Europe and the Intercontinental region ("ICON"), which includes the Pacific Rim and Latin America. Netscape performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Netscape maintains reserves to provide for estimated credit losses. Actual credit losses could differ from such estimates.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of Netscape's wholly-owned foreign subsidiaries are translated in U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in a separate component of stockholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations.

                      NETSCAPE COMMUNICATIONS CORPORATION

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

    Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

    Based on Netscape's product development process, technological feasibility is established upon completion of a working model. Costs incurred by Netscape between completion of the working model and the point at which the product is ready for general release have been insignificant. All research and development costs have been expensed.

ADVERTISING EXPENSES

    Netscape accounts for advertising costs as expense in the period in which they are incurred. Advertising expenses for 1997, 1996, and 1995, were approximately $13.3 million, $5.4 million, and $2.7 million, respectively.

TRANSACTIONS WITH RELATED PARTIES

    During 1997 Netscape made approximately $2.0 million in loans to executives and other employees which are due over a period of two years. During 1996 Netscape made loans totaling approximately $1.3 million to executives and other members of senior management of Netscape which are due over a period of 5 years. Approximately $2.3 million is outstanding under these loans at December 31, 1997.

    In July 1996, Netscape committed $4.0 million to the Java Fund, which intends to fund entrepreneurial ventures targeted at new markets created by the Java technology. As of December 31, 1997, approximately $1.8 million was invested. The fund is managed by a member of the Board of Directors.

PER SHARE AMOUNTS

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 supersedes the former calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Subsequent to the completion of the 1997 audit and release of Netscape's audited 1997 results, the Financial Accounting Standards Board clarified the inclusion of outstanding common shares subject to repurchase, which changed the calculation of the previously announced earnings per share. Unlike former primary earnings per share calculations, outstanding common shares subject to repurchase are not considered outstanding for purposes of calculating basic earnings per share, although those shares are included in the calculation of diluted earnings per share to the extent their effect is antidilutive using the treasury stock method. Based on the clarification, Netscape adopted SFAS 128, and restated earnings per share calculations for its quarter and year ended December 31, 1997 and all prior periods. Netscape's basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share further includes dilutive (as determined using the treasury stock method) potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and outstanding common shares subject to repurchase.

                      NETSCAPE COMMUNICATIONS CORPORATION

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the computation of basic and diluted income
(loss) per share for 1997, 1996, and 1995:

                                                                         1997         1996       1995
                                                                      -----------  ----------  ---------
NUMERATOR:
  Net income (loss).................................................  $  (115,496) $   19,517  $  (6,613)
                                                                      -----------  ----------  ---------
                                                                      -----------  ----------  ---------

DENOMINATOR:
  Weighted average common shares outstanding........................       93,989      86,548     54,687
  Weighted average outstanding common shares subject to
    repurchase......................................................       (7,931)    (13,606)   (14,060)
                                                                      -----------  ----------  ---------
  Denominator for basic income (loss) per share.....................       86,058      72,942     40,627
  Employee stock options and outstanding common shares subject to
    repurchase......................................................           --      17,899         --
                                                                      -----------  ----------  ---------
  Denominator for diluted income (loss) per share--adjusted weighted
    average shares and assumed conversions..........................       86,058      90,841     40,627
                                                                      -----------  ----------  ---------
                                                                      -----------  ----------  ---------
  Basic income (loss) per share.....................................  $     (1.34) $     0.27  $   (0.16)
                                                                      -----------  ----------  ---------
                                                                      -----------  ----------  ---------
  Diluted income (loss) per share...................................  $     (1.34) $     0.21  $   (0.16)
                                                                      -----------  ----------  ---------
                                                                      -----------  ----------  ---------

    For additional disclosures regarding the employee stock options see Note 8.

    Prior to the adoption of SFAS 128, primary net income (loss) per share was reported using the weighted average number of outstanding common shares with no adjustment for outstanding common shares subject to repurchase. Supplementary income (loss) per share data computed assuming outstanding common shares subject to repurchase were outstanding for purposes of basic income (loss) per share in 1997, 1996, and 1995 is $(1.23), $0.23, and $(0.12), respectively.

    Options to purchase 14.3 million and 6.0 million shares of common stock at an average price of $26.85 and $17.17 per share were outstanding during 1997 and 1995, respectively, but were not included in the computation of diluted income
(loss) per share for those years because Netscape reported net losses for both periods. In 1996, 4.8 million shares of common stock at an average price of $61.20 per share were outstanding during 1996 but were not included in the computation of diluted income (loss) per share because the options' price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform with the current period presentation.

OTHER RECENT PRONOUNCEMENTS

    Statement of Position ("SOP 97-2"), "Software Revenue Recognition" was issued in October 1997 and addresses software revenue recognition matters primarily from a conceptual level and does not include specific interpretive and implementation guidance. Statement of Position 98-4 was issued in March 1998 which delays for one year the implementation of a narrow provision of SOP 97-2. The SOP 97-2 supersedes

                      NETSCAPE COMMUNICATIONS CORPORATION

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. However, detailed interpretive and implementation guidelines for this standard have not yet been issued. Once issued, such detailed interpretive and implementation guidance could lead to unanticipated changes in Netscape's current revenue accounting practices, and such changes could be material to Netscape's revenues and earnings.

    In 1997, Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," was issued and is effective for years commencing after December 15, 1997. Netscape will comply with the requirements of SFAS 130 in fiscal year 1998.

    In 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for years commencing after December 15, 1997. Netscape will comply with the requirements of SFAS 131 in fiscal year 1998.

2.  BUSINESS COMBINATIONS

    In November 1995, Netscape completed its business combination with Collabra Software, Inc., ("Collabra") a developer of collaborative computing software. Netscape exchanged an aggregate of 3.7 million shares of Netscape common stock and options for all of the outstanding capital stock and assumption of all of the outstanding stock options of Collabra, a privately held company. The business combination was treated as a pooling of interests for accounting purposes, and accordingly, the historical financial statements of Netscape have been restated as if the transaction occurred at the beginning of the earliest period presented. In connection with the business combination, Netscape incurred direct transaction costs of approximately $2.0 million, which consisted of fees for investment banking, legal and accounting services, and other related expenses incurred in conjunction with the merger.

    In April 1996, Netscape completed its business combination with InSoft, Inc. ("InSoft"), a provider of network-based communications and collaborative multimedia software for the enterprise. Netscape exchanged an aggregate of approximately 2.0 million shares of Netscape common stock and options for all of the outstanding capital stock and assumption of outstanding stock options of InSoft, a privately held company. The business combination was treated as a pooling of interests for accounting purposes, and accordingly, the historical financial statements of Netscape have been restated as if the transaction occurred at the beginning of the earliest period presented. In connection with the business combination, Netscape incurred direct transaction costs of approximately $5.1 million which consisted of fees for investment banking, legal and accounting services, and other related expenses incurred in conjunction with the business combination. Intercompany transactions between InSoft and Netscape were not material.

    In April 1996, Netscape completed its business combination with Netcode Corporation ("Netcode"), a creator of a Java-based visual interface builder and object toolkit for rapidly developing Java applications. Netscape exchanged shares of Netscape common stock and options for all of the outstanding capital stock and assumed all of the outstanding stock options of Netcode, a privately held company. The business combination was treated as a pooling of interests for accounting purposes. As Netcode's historical results of operations were not material in relation to those of Netscape, the financial information prior to January 1, 1996 has not been restated to reflect the business combination. In connection with the business combination, Netscape incurred direct transaction costs of approximately $300,000 which consisted of fees for legal and accounting services, and other related expenses incurred in conjunction with the business combination.

                      NETSCAPE COMMUNICATIONS CORPORATION

2.  BUSINESS COMBINATIONS (CONTINUED)
    In May 1996, Netscape completed its business combination with Paper Software, Inc. ("Paper"), a provider of distributed three-dimensional graphics and maker of WebFX VRML software. Netscape exchanged shares of Netscape common stock for all of the outstanding capital stock of Paper, a privately held company. The business combination was treated as a pooling of interests for accounting purposes. As Paper's historical results of operations were not material in relation to those of Netscape, the financial information prior to January 1, 1996 has not been restated to reflect the business combination. In connection with the business combination, Netscape incurred direct transaction costs of approximately $700,000 which consisted of fees for legal and accounting services, and other related expenses incurred in conjunction with the business combination.

    In June 1997, Netscape acquired Portola and DigitalStyle. Netscape purchased all of the outstanding capital stock of each of the corporations and assumed all of their outstanding stock options in exchange for an aggregate of approximately
2.0 million shares of Netscape's common stock. The acquisitions were accounted for as purchase transactions as of June 1997 in the accompanying financial statements. The purchase price for Portola approximated $32.2 million, which primarily consisted of $31.2 million of stock issued and $934,000 of direct acquisition costs. The purchase price for DigitalStyle approximated $26.0 million, which consisted of $22.9 million of stock issued and $2.1 million of direct acquisition costs. The aggregate purchase prices were allocated to the fair value of the assets acquired, the majority of which was purchased in-process research and development of $28.1 million for Portola and $24.5 million for DigitalStyle. Purchased in-process research and development, which was determined by an independent appraisal, represents the present value of the estimated cash flows expected to be generated by the purchased technology, which at the acquisition dates had not yet reached technological feasibility. As of the date of each of the acquisitions, Netscape concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, resale of the software, and internal use. Netscape intends to continue devoting effort to developing commercially viable products from the purchased in-process research and development, although it may not develop such commercially viable products. The value of the purchased in-process research and development was expensed at the time of each of the acquisitions. The total amount after purchased in-process research and development allocated to intangible assets from both acquisitions of $731,000 is being amortized on a straight-line basis over a period of three years from the date of each acquisition.

    In December 1997, Netscape acquired the remaining equity interests of Actra in exchange for an aggregate of approximately 1.9 million shares of Netscape common stock, and approximately 637,000 options were granted to Actra employees. The acquisition was accounted for as a purchase transaction. Actra had an aggregate purchase price of approximately $67.8 million, which primarily consisted of $66.1 million of stock and stock options issued and $1.7 million of direct acquisition costs. Additionally, Netscape assumed liabilities totaling $1.1 million. The aggregate purchase price was allocated to the fair value of the assets acquired, the majority of which was purchased in-process research and development of $50.5 million. Purchased in-process research and development, which was determined by an independent appraisal, represents the present value of the estimated cash flows expected to be generated by the purchased technology, which at the acquisition date had not yet reached technological feasibility. As of the date of the acquisition, Netscape concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, resale of the software, and internal use. Netscape intends to continue devoting effort to developing commercially viable products from the purchased in-process research and development, although there can be no assurance that it will develop such commercially viable products. The value of the purchased in-process research and

                      NETSCAPE COMMUNICATIONS CORPORATION

2.  BUSINESS COMBINATIONS (CONTINUED)
development was expensed at the time of the acquisition. The total amount, after purchased in-process research and development, allocated to the remaining intangible assets was $18.3 million which includes approximately $13.8 million of goodwill, $2.9 million of purchased software, and $1.6 million of assembled workforce. They will be amortized on a straight-line basis over a period of three years from the date of acquisition.

    The pro forma results of operations of Netscape for 1997 and 1996, assuming the Portola, DigitalStyle, and Actra acquisitions occurred at the beginning of each period presented, excluding the charge for purchased in-process research and development of $103.1 million related to the acquisitions and eliminating all material intercompany transactions, are as follows:

                                             NETSCAPE    PORTOLA   DIGITALSTYLE     ACTRA      COMBINED
                                            ----------  ---------  -------------  ----------  ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 1997
  Net revenues............................  $  533,851  $      --    $     534    $    4,864  $  539,249
  Net loss................................     (12,409)    (1,027)      (1,153)      (11,876)    (26,465)
  Basic loss per share....................  $    (0.14)                                       $    (0.30)
  Diluted loss per share..................  $    (0.14)                                       $    (0.30)

Year ended December 31, 1996
  Net revenues............................  $  346,294  $      --    $     748    $      367  $  347,409
  Net income (loss).......................      19,517       (502)      (2,128)       (2,809)     14,078
  Basic income (loss) per share...........  $     0.27                                        $     0.18
  Diluted income (loss) per share.........  $     0.21                                        $     0.15

    The proforma information for Netscape has been restated to include KIVA. The pro forma information is presented as an illustration only and does not necessarily indicate the operating results that would have occurred had the transactions been completed at the beginning of the period indicated, nor does it necessarily indicate future operating results.

    In December 1997, Netscape completed its business combination with KIVA. Netscape exchanged approximately 6.0 million shares of Netscape common stock, which included approximately 740,000 shares for issuance upon exercise of options granted to KIVA employees, for all of the outstanding capital stock of KIVA, a privately held company. The business combination was treated as a pooling of interests for accounting purposes, and accordingly the historical financial statements of Netscape have been restated as if the transaction occurred at the beginning of the earliest period presented. The results of operations of KIVA for 1995 were immaterial. In connection with the business combination, Netscape incurred direct transaction costs of approximately $5.8 million, which consisted primarily of fees for investment banking, legal and accounting services incurred in conjunction with the business combination. Intercompany transactions between KIVA and Netscape were not material. No material adjustments were required to conform the accounting policies of KIVA to Netscape.

                      NETSCAPE COMMUNICATIONS CORPORATION

2.  BUSINESS COMBINATIONS (CONTINUED)
    The table below sets forth the combined net revenues, net loss, and basic and diluted loss per share for the periods indicated.

                                                                            MERGER RELATED
                                                     NETSCAPE      KIVA        CHARGES       COMBINED
                                                    -----------  ---------  --------------  -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 1997
  Net revenues....................................  $   528,772  $   5,079    $       --    $   533,851
  Net loss........................................     (103,437)    (6,211)       (5,848)      (115,496)
  Basic loss per share............................        (1.22)     (4.92)           --          (1.34)
  Diluted loss per share..........................        (1.22)     (4.92)           --          (1.34)

Year ended December 31, 1996
  Net revenues....................................  $   346,195  $      99    $       --    $   346,294
  Net income (loss)...............................       21,689     (2,172)           --         19,517
  Basic income (loss) per share...................         0.31      (0.85)           --           0.27
  Diluted income (loss) per share.................         0.25      (0.85)           --           0.21

3.  RESTRUCTURING COSTS

    In December 1997, Netscape implemented of certain restructuring actions aimed at reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. The restructuring plan resulted from decreased demand for certain Netscape products and Netscape's adoption of a new strategic direction. The restructuring included reduction in workforce, closure of certain facilities, write-down of operating assets to be disposed of, and payments on canceled contracts. Netscape incurred $23.0 million related to the restructuring in the fourth quarter of 1997. At December 31, 1997, Netscape accrued approximately $3.7 million in restructuring costs, representing estimated facility and third party royalty payments to be paid in fiscal 1998. The remaining restructuring costs were comprised primarily of write-offs of assets to be disposed of in connection with the restructuring. Additionally, Netscape incurred approximately $12.0 million for severance costs in January 1998 mostly related to the termination of approximately 400 employees, or approximately 13% of its workforce.

    The following table depicts the restructuring charges for the year ended December 31, 1997:

Remaining rent payments and leasehold improvements on abandoned facility leases, net of
  anticipated sublease income...............................................................  $    9,000
Write-down of abandoned computers and equipment and other operating assets..................       8,827
Cost to exit third-party royalty arrangements related to discontinued projects..............       5,173
                                                                                              ----------
  Total restructuring charges...............................................................      23,000
Non-cash charges............................................................................     (19,315)
                                                                                              ----------
Accrued restructuring charges at December 31, 1997..........................................  $    3,685
                                                                                              ----------
                                                                                              ----------

                      NETSCAPE COMMUNICATIONS CORPORATION

4.  PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consist of the following:

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1997        1996
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS)
Computers and equipment.........................................................  $  125,301  $   76,429
Furniture and fixtures..........................................................      30,233      12,819
Leasehold improvements..........................................................      51,646      16,945
                                                                                  ----------  ----------
                                                                                     207,180     106,193
Less accumulated depreciation...................................................     (58,681)    (19,381)
Less restructuring-related write-off............................................     (17,406)         --
                                                                                  ----------  ----------
                                                                                  $  131,093  $   86,812
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    See Note 3 for further discussion of the restructuring-related write-off.

5.  INSTALLMENT NOTES PAYABLE

    On March 3, 1995, Netscape entered into a senior loan agreement for total borrowings not to exceed $2.2 million. Borrowings made under the agreement are secured by certain assets of Netscape. The notes are payable in 36 monthly installments at a 17.3% interest rate. Maturities subsequent to December 31, 1997 total approximately $484,000 in 1998. At December 31, 1997 and 1996, the fair value of the notes approximated their carrying value based on quoted market prices for similar securities.

6.  LEASES

    Netscape leases its facilities and certain other equipment under operating lease agreements expiring through 2013. Future minimum payments as of December 31, 1997, excluding the leases to be canceled under the restructuring, are as follows (see Note 3):

                                                                                          (IN THOUSANDS)
1998........................................................................................  $   20,470
1999........................................................................................      18,808
2000........................................................................................      17,857
2001........................................................................................      17,825
2002........................................................................................      16,644
2003 and thereafter.........................................................................     141,262
                                                                                              ----------
                                                                                              $  232,866
                                                                                              ----------
                                                                                              ----------

    Rent expense for 1997, 1996, and 1995 was approximately $15.0 million, $6.3 million, and $2.2 million, respectively.

    Netscape has entered into certain lease agreements that include commitments by Netscape to complete the build-out of certain tenant improvements totaling approximately $10.5 million over the next year.

                      NETSCAPE COMMUNICATIONS CORPORATION

7.  PROPERTY RIGHTS AGREEMENT

    On December 20, 1994, Netscape entered into an agreement with the University of Illinois (the "University") and Spyglass, Inc. ("Spyglass"). Under the terms of the agreement, the University and Spyglass agreed not to assert any claim of trademark infringement arising out of Netscape's prior use of the word "Mosaic" or other symbols or words used by Netscape to market itself or its products. The University and Spyglass further agreed not to assert against Netscape any claim of copyright infringement or trade secret misappropriation or related claims based on Netscape's use of former University employees in the development of Netscape's present and future products. As consideration for these covenants not to assert, Netscape agreed to make certain payments to the University over a two-year period. The amount of this agreement and associated costs, including fees for experts and professional services, as well as trademark search and other costs, was expensed in 1994 and is included as "Property rights agreement and related charges" in the consolidated statements of operations. Certain amounts became payable to the University in subsequent years and have been recorded as long-term obligations. The agreement expired December 21, 1996. Netscape entered into certain license, distribution, remarketing and sublicensing agreements with specific companies which, under the terms of the agreement, required Netscape to make additional payments. During the years ended December 31, 1997, 1996, and 1995, Netscape expensed zero, $250,000, and $500,000, respectively, of such additional payments.

8.  STOCKHOLDER'S EQUITY

PREFERRED STOCK

    On August 14, 1995, Netscape closed its initial public offering of its common stock. At that time, all issued and outstanding shares of Netscape's Series A, B and C convertible preferred stock were converted into 36,032,888 shares of Netscape's common stock. In December 1997, in connection with the KIVA acquisition, all issued and outstanding shares of KIVA's Series A and B convertible preferred stock were converted into 2,823,938 shares of Netscape common stock. No additional shares of Series A, B, or C preferred stock were issued through December 31, 1997.

RESTRICTED STOCK

    Through 1994, Netscape issued common stock to employees under restricted stock purchase agreements. Generally, restricted stock vests over a 50-month period. Netscape has the option to repurchase unvested shares on termination of employment for any reason, with or without cause, at the original per share price paid by the employee. At December 31, 1997, 1,085,600 restricted shares were subject to repurchase.

                      NETSCAPE COMMUNICATIONS CORPORATION

8.  STOCKHOLDER'S EQUITY (CONTINUED)

STOCK OPTION PLANS

    During 1994, Netscape adopted the 1994 Stock Option Plan (the "1994 Plan") under which incentive stock options and nonqualified stock options to purchase common stock could be granted to employees and certain consultants or independent contractors. Under the 1994 Plan, options to purchase common stock could be granted at prices not less than 85% of the fair value on the date of grant (110% of fair value in certain instances), as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to employees under the 1994 Plan are subject to certain repurchase rights by Netscape, at the discretion of Netscape, upon the individual's cessation of service prior to vesting in the shares, at the original purchase price. Generally, these repurchase rights lapse over a 50-month period. The 1994 Stock Option Plan was terminated in August 1995 and no further options were granted thereunder. At December 31, 1997, 4,015,920 shares issued under the 1994 Plan were subject to repurchase.

    In June 1995, Netscape adopted the 1995 Stock Option Plan (the "1995 Plan") that provides for the granting of incentive stock options and nonqualified stock options, stock purchase rights, and cash and stock bonus awards to employees and consultants. Under the 1995 Plan, the Board of Directors determines the term of each award, the award price, and conditions under which the award becomes exercisable. In the case of incentive stock options the price may not be less than the fair market value at the date of grant, while nonstatutory options may have exercise prices as determined by the Board of Directors. Options generally vest at the rate of 20% of the original grant after ten months and 2% per month thereafter. Options expire no later than ten years from the date of grant.

    In June 1995, Netscape also adopted the 1995 Director Option Plan (the "Director Plan") and reserved 200,000 shares of common stock for issuance under that plan. The Director Plan provides for the granting of nonstatutory stock options to non employee directors of Netscape. Under the Director Plan, upon joining the board, each non-employee director automatically receives an option to purchase 40,000 shares of Netscape's common stock at an exercise price equal to the fair market value on the date of grant. These options vest at a rate of 20% of the original grant after ten months and 2% per month thereafter. On each January 1 thereafter, provided the director has served at least six months, an additional 10,000 nonstatutory stock options will be granted at the fair market value on that date, vesting monthly over a two year period.

    Netscape assumed the Collabra 1993 Incentive Stock Plan in November 1995, which provided for the grant of incentive stock options and nonstatutory stock options to employees and consultants of Netscape at prices ranging from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. The vesting and exercise provisions of the option grants were determined by the Board of Directors. Options generally vest at the rate of 24% of the original grant, after 12 months and 2% per month thereafter. Options expire no later than ten years from the date of the grant. This plan was terminated in November 1995 and no further options were granted thereunder.

    Netscape assumed the InSoft 1993 Stock Option Plan which provided for the granting of incentive stock options and nonqualified stock options to certain officers, key employees, consultants and directors of InSoft. The options entitle the holders to purchase shares of common stock within one to ten years from the date of grant at option prices equal to the fair market value as determined by the Board of Directors at the date of grant. A total of 247,851 shares of Netscape's common stock were reserved for issuance on the

                      NETSCAPE COMMUNICATIONS CORPORATION

8.  STOCKHOLDER'S EQUITY (CONTINUED)
exercise of options assumed in connection with the business combination with InSoft. This plan was terminated in April 1996, and no further options were granted under it.

    Netscape assumed the Netcode 1996 Stock Option Plan which provided for the granting of incentive and nonqualified options to employees and consultants at prices ranging from 85% to 110% of the fair-market-value as determined by the Board of Directors. A total of 33,882 shares were reserved for issuance on the exercise of options assumed in connection with the business combination with Netcode. The options generally vest over four year from the date of grant. A specific portion of the shares vest immediately, and the remaining shares, at the rate of 2.1% per month at the end of each month thereafter. This plan was terminated in April 1996 and no further options were granted thereunder.

    Netscape assumed the Portola 1996 Stock Option Plan (the "Portola Plan") and the DigitalStyle 1996 Stock Option Plan (the "DigitalStyle Plan") in June 1997 which provides for the grant of incentive stock options and nonqualified stock options to employees and consultants at prices from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to employees under the Portola Plan and DigitalStyle Plan are subject to certain repurchase rights by Netscape, at the discretion of Netscape, upon the individual's cessation of service prior to vesting in the shares, at the original purchase price. Generally, these repurchase rights lapse over a 48-month period. Options generally vest at the rate of 25% of the original grant, after 12 months after the date of grant or employment, and 1/48 per month thereafter. Options expire no later than ten years from the date of grant. A total of 82,972 and 110,876 shares of Netscape common stock have been reserved for issuance on the exercise of options assumed in connection with the acquisition of Portola and DigitalStyle, respectively. The Portola Plan and DigitalStyle Plan were terminated in June 1997 and no further options were granted under the Portola Plan and DigitalStyle Plan.

    In December 1997 Netscape issued 636,835 stock option shares in connection with the acquisition of Actra Business Systems, LLC ("Actra").

    Netscape assumed the KIVA 1995 Stock Option Plan (the "KIVA Plan") in December 1997 which provides for the grant of incentive stock options and nonstatutory stock options to employees and consultants of Netscape at prices from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to employees under the KIVA Plan are subject to certain repurchase rights by Netscape, at the discretion of Netscape, upon the individual's cessation of service prior to vesting in the shares, at the original purchase price. Generally, these repurchase rights lapse over a 48-month period. Options generally vest at the rate of 25% of the original grant, commencing twelve months after the date of grant or employment, and 1/48 per month thereafter. Options expire no later than ten years from the date of grant. A total of 740,631 shares of Netscape common stock have been reserved for issuance on the exercise of options assumed in connection with the business combination with KIVA. The KIVA Plan was terminated in December 1997 and no further options were granted under the KIVA Plan.

    At December 31, 1997, options to purchase 3,626,239 shares were vested and 14,738,862 shares were reserved for issuance on exercise of stock options. A summary of activity under all plans, including options

                      NETSCAPE COMMUNICATIONS CORPORATION

8.  STOCKHOLDER'S EQUITY (CONTINUED)
assumed by Netscape as a result of the business combinations with Collabra, InSoft, Paper, Netcode, Portola, DigitalStyle, and KIVA (adjusted for the respective merger exchange ratios), is as follows:

                                                                            OPTIONS OUTSTANDING
                                                          -------------------------------------------------------
                                                                                                 WEIGHTED AVERAGE
                                       SHARES AVAILABLE                      EXERCISE PRICE PER   EXERCISE PRICE
                                          FOR GRANT       NUMBER OF SHARES         SHARE            PER SHARE
                                       ----------------   ----------------   ------------------  ----------------
Balance at January 1, 1995...........     13,201,872          4,195,709      $0.0188 - $ 7.2900       --
Shares reserved......................      9,940,631                 --              --               --
Options granted......................    (16,406,438)        16,406,438      0.0563 -  69.7500        --
Options canceled.....................        484,400           (484,400)     0.0188 -  49.5000        --
Options exercised....................             --        (14,155,656)     0.0188 -   4.8000        --
                                       ----------------   ----------------   ------------------        ------
Balance at December 31, 1995.........      7,220,465          5,962,091      $0.0563 - $69.7500      $  17.17
Shares reserved......................         33,882                 --              --               --
Options granted......................     (8,536,610)         8,536,610      1.3300 -  82.1200          42.91
Options canceled.....................      4,238,702         (4,238,702)     0.6150 -  82.1200          56.67
Options exercised....................             --         (1,138,968)     0.0563 -  47.8750           4.69
Plan shares expired..................       (106,283)                --              --               --
                                       ----------------   ----------------   ------------------        ------
Balance at December 31, 1996.........      2,850,156          9,121,031      $0.0563 - $82.1200      $  25.19
Shares reserved......................      3,711,284                 --              --               --
Options granted......................     (7,225,564)         7,225,564      0.3200 -  55.5000          27.38
Options canceled.....................      1,323,707         (1,323,707)     0.0563 -  82.1200           7.41
Options exercised....................             --           (758,862)     0.0563 -  35.3570          29.31
Plan shares expired..................       (184,747)                --              --               --
                                       ----------------   ----------------   ------------------        ------
Balance at December 31, 1997.........        474,836         14,264,026      $0.0563 - $67.6875      $  26.85
                                       ----------------   ----------------   ------------------        ------
                                       ----------------   ----------------   ------------------        ------

    The following table summarizes information about stock options outstanding at December 31, 1997:

                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                        --------------------------------------------------------  ---------------------------
                                          WEIGHTED AVERAGE          WEIGHTED                     WEIGHTED
                                        REMAINING CONTRACTUAL        AVERAGE                      AVERAGE
       EXERCISE            NUMBER           LIFE (YEARS)         EXERCISE PRICE     NUMBER    EXERCISE PRICE
----------------------  ------------  -------------------------  ---------------  ----------  ---------------
  $0.0563 - $2.8436        1,651,202               9.03            $    1.5323       487,003    $    1.1257
       $4.8000             1,829,815               7.53            $    4.8000     1,533,460    $    4.8000
  $6.6300 - $26.3750         700,622               9.32            $   21.8300        95,624    $   13.2762
 $26.7100 - $27.5000       2,160,104               9.35            $   27.4787       239,712    $   27.4820
 $27.5625 - $35.1250       1,359,593               9.18            $   31.0664       175,262    $   30.0100
       $35.3750            3,624,007               8.46            $   35.3750     1,567,944    $   35.3750
 $35.6250 - $40.0000       1,522,822               9.44            $   37.8389       102,628    $   37.3208
 $40.1250 - $67.6875       1,415,861               9.03            $   48.6317       307,921    $   51.3913
                        ------------                ---          ---------------  ----------  ---------------
  $0.0563 - $67.6875      14,264,026               8.81            $   26.8423     4,509,554    $   21.3206
                        ------------                ---          ---------------  ----------  ---------------
                        ------------                ---          ---------------  ----------  ---------------

    At December 31, 1997, 1996, and 1995, 7,015,766, 12,652,600 and 19,714,128
shares, respectively, of common stock were subject to repurchase. In the years ended December 31, 1997, 1996, and 1995,

                      NETSCAPE COMMUNICATIONS CORPORATION

8.  STOCKHOLDER'S EQUITY (CONTINUED)
Netscape repurchased 129,360, 99,120 and 907,562 shares, respectively, of common stock at the original exercise price.

    In 1995, Netscape granted an option to purchase 8,000,000 shares of common stock outside of the plans. The exercise price was $0.0563 per share. This option was immediately exercisable in its entirety with 4,000,000 shares subject to repurchase at the option of Netscape on the individual's cessation of service prior to vesting in the shares at the original purchase price. The unvested shares vest over a 50-month period. The option was exercised in 1995.

    In 1995, Netscape recorded deferred compensation expense of approximately $11.1 million for the difference between the grant price and the deemed fair value of certain of Netscape's common stock options granted during 1995. This amount is being amortized over the vesting period of the individual options, generally a 50-month period. Deferred compensation attributed to 4,000,000 shares of common stock was expensed at June 30, 1995, as such shares were fully vested on grant. Compensation expense from the remaining options recorded in the year ended December 31, 1997, 1996, and 1995 totaled approximately $2.5 million in each year.

    In February and March 1995, as additional compensation for services rendered, Netscape granted to certain individuals warrants to purchase 200,000 and 20,000 shares of common stock, respectively, at an exercise price of $2.25 and $0.00 per share, respectively. These warrants were fully exercised at December 31, 1996.

    In August 1996, the Board of Directors authorized the repricing of options to purchase 3,990,708 shares of common stock effective as of the close of business on August 30, 1996 to the then fair market value of $35.375 per share. Under the terms of the repricing, the repriced options maintain the same vesting and expiration terms, except they may not be exercised until February 24, 1997. No employees owning 3% or more of Netscape's common stock participated in the repricing. In January 1998 the Board of Directors authorized a second repricing of options. See Note 15 of Notes to Consolidated Financial Statements for further discussion.

EMPLOYEE STOCK PURCHASE PLAN

    In June 1995, Netscape adopted an Employee Stock Purchase Plan (ESPP) under
Section 423 of the Internal Revenue Code and reserved 2,000,000 shares of common stock for issuance under the plan. Under this plan, qualified employees are entitled to purchase shares at 85% of fair market value. There were 509,158, 276,506, and no shares issued under the ESPP during 1997, 1996 and 1995, respectively.

STOCK-BASED COMPENSATION

    Under APB 25, Netscape generally recognizes no compensation expense with respect to stock-based awards to employees. Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1994 as if Netscape had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of Netscape's stock-based awards to employees was estimated using a Black-Scholes option pricing model (minimum value model for awards prior to Netscape's initial public offering). The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including

                      NETSCAPE COMMUNICATIONS CORPORATION

8.  STOCKHOLDER'S EQUITY (CONTINUED)
the expected stock price volatility. Because Netscape's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of Netscape's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                  OPTIONS                            ESPP
                                                     ---------------------------------  -------------------------------
                                                       1997       1996        1995        1997       1996       1995
                                                     ---------  ---------     -----     ---------  ---------  ---------
Expected life (year)...............................        3.6        3.1         2.9         0.5        0.5        0.5
Expected volatility................................       55.0%      55.6%        7.3%       74.0%      73.0%      85.0%
Risk-free interest rate............................        5.7%       6.1%        5.9%        5.6%       5.6%       5.0%

    The weighted-average fair value of stock options and employee stock purchase rights granted during 1997 was $16.60 and $9.62 per share, respectively. The weighted-average fair value of stock options and employee stock purchase rights granted during 1996 was $24.11 and $37.26 per share, respectively. For pro forma purposes, the estimated fair value of Netscape's stock-based awards to employees is generally amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). Netscape's pro forma information is as follows:

                                                               1997         1996       1995
                                                            -----------  ----------  ---------
                                            As reported     $  (115,496) $   19,517  $  (6,613)
Net income (loss).........................  Pro forma       $  (187,133) $  (41,262) $  (7,940)

                                            As reported     $     (1.34) $     0.27) $   (0.16)
Basic income (loss) per share.............  Pro forma       $     (2.17)     $(0.56  $   (0.19)

                                            As reported     $     (1.34) $     0.21  $   (0.16)
Diluted income (loss) per share...........  Pro forma       $     (2.17) $    (0.56) $   (0.19)

    Because SFAS 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

9.  BENEFIT PLAN

    Netscape maintains a 401(k) retirement savings plan (the "Plan") for its full time employees. Each participant in the Plan may elect to contribute from 1% to 15% of his or her annual compensation to the Plan. Netscape, at its discretion, may make contributions to the Plan; however, Netscape has made no contributions through December 31, 1997.

                      NETSCAPE COMMUNICATIONS CORPORATION

10. INCOME TAXES

    The United States and foreign components of income (loss) before taxes consisted of the following:

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1997       1996       1995
                                                 ---------  ---------  ---------
                                                         (IN THOUSANDS)
United States..................................  $(128,529) $  21,034  $  (6,115)
Foreign........................................      1,245      6,246         --
                                                 ---------  ---------  ---------
Income (loss) before income taxes..............  $(127,284) $  27,280  $  (6,115)
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    The provision (benefit) for income taxes is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1997       1996       1995
                                                 ---------  ---------  ---------
                                                         (IN THOUSANDS)
Current:
  Federal......................................  $   7,718  $  23,148  $      --
  State........................................        873      4,232         20
  Foreign......................................      3,848      4,912        478
                                                 ---------  ---------  ---------
                                                    12,439     32,292        498
                                                 ---------  ---------  ---------
Deferred:
  Federal......................................    (22,651)   (21,203)        --
  State........................................     (1,576)    (3,326)        --
                                                 ---------  ---------  ---------
                                                   (24,227)   (24,529)        --
                                                 ---------  ---------  ---------
Provision (benefit) for income taxes...........  $ (11,788) $   7,763  $     498
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    The tax benefits associated with employee stock options reduce taxes currently payable as shown above by $5.7 million, $23.3 million, and zero in 1997, 1996, and 1995, respectively. Such benefits will be credited to additional paid-in capital when realized.

                      NETSCAPE COMMUNICATIONS CORPORATION

10. INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the difference are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                     1997       1996       1995
                                                   ---------  ---------  ---------
                                                           (IN THOUSANDS)
Expected tax at federal statutory rate...........  $ (44,549) $   9,548  $  (2,140)
State taxes, net of federal benefit..............     (4,018)     2,441         20
Effect of foreign operations.....................      2,516      2,801        478
Tax-exempt interest..............................     (2,087)    (1,488)        --
Merger costs.....................................      1,442      2,135         --
Tax credits......................................     (2,000)      (436)        --
Purchased in-process research and development....     18,406         --         --
Change in valuation allowance....................     17,872     (9,381)     2,071
Other............................................        630      2,143         69
                                                   ---------  ---------  ---------
Provision (benefit) for income taxes.............  $ (11,788) $   7,763  $     498
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

                      NETSCAPE COMMUNICATIONS CORPORATION

10. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Netscape's net deferred tax assets are as follows:

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Deferred revenue.......................................  $  15,592  $  11,096
  Reserves and accrued expenses..........................     12,721      5,445
  Compensation not currently deductible..................      2,917      3,699
  Restructuring reserves.................................      9,044         --
  Acquired intangibles...................................     19,858         --
  Net operating loss carryforwards.......................      7,843      2,814
  Other, net.............................................      1,379      1,475
                                                           ---------  ---------
Total before valuation allowance.........................     69,354     24,529
Valuation allowance for deferred tax assets..............    (23,594)        --
                                                           ---------  ---------
Total deferred tax assets................................     45,760     24,529
Deferred tax liabilities:
  Unrealized gain on investments.........................     (2,288)        --
                                                           ---------  ---------
                                                           $  43,472  $  24,529
                                                           ---------  ---------
                                                           ---------  ---------
Recorded on the balance sheet as:
  Current deferred tax asset.............................  $  37,336  $  20,347
  Noncurrent deferred tax asset (included in Other
    assets)..............................................      6,136      4,182
                                                           ---------  ---------
                                                           $  43,472  $  24,529
                                                           ---------  ---------
                                                           ---------  ---------

    Realization of Netscape's net deferred tax assets is dependent on Netscape generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. The valuation allowance increased by $23.6 million in 1997 and includes approximately $5.7 million of tax benefits associated with employee stock options which will be credited to stockholders' equity when realized and approximately $17.9 million related to the acquisition of intangibles which will be amortized over 15 years for tax purposes.

    As of December 31, 1997, Netscape had federal net operating loss carryforwards from acquired companies of approximately $20.5 million that will expire between 2008 and 2012 and may be subject to certain restrictions on their utilization.

                      NETSCAPE COMMUNICATIONS CORPORATION

11. JOINT VENTURES

    In June 1997, Netscape completed the formation of a joint venture, Novonyx, Inc., ("Novonyx"), with Novell, Inc. ("Novell"). Novell and Netscape will collaborate to integrate certain products and services for networked enterprise customers building intranet and extranet applications. Netscape acquired for cash a minority interest in the outstanding capital stock of Novonyx.

    In August 1997, Netscape completed the merger of Navio Communications, Inc., a joint venture of Netscape, with and into Network Computer, Inc., ("NCI"), a wholly-owned subsidiary of Oracle Corporation ("Oracle"). The surviving company, NCI, creates software for open standards-based network computers and other Internet appliances that will be used in homes, businesses, and schools. Oracle retains majority ownership in NCI and Netscape retains a minority equity interest in NCI.

    Netscape reports its share of earnings and losses of joint ventures in which it owns a greater than 20% interest under the equity method of accounting. Other joint ventures in which Netscape owns less than a 20% interest, including NCI and Novonyx, are stated at the lesser of cost or net realizable value. The balance of investments in joint ventures at December 31, 1997 was immaterial.

12. INDUSTRY AND GEOGRAPHIC SEGMENT AND CUSTOMER INFORMATION

    Transfers between geographic areas are accounted for at prices that are representative of unaffiliated party transactions and consistent with the rules and regulations of governing tax authorities.

    Netscape conducts its business within one industry segment. Netscape's export sales (i.e. sales to unaffiliated customers outside of the United States by the U.S. operation) were approximately $36.6 million, $79.4 million, and $17.3 million for the years ended December 31, 1997, 1996, and 1995, respectively. No export sales for 1997, 1996, and 1995 to a particular geographic region totaled more than 10% or greater of total revenues. For the years ended December 31, 1997 and 1996, no single customer accounted for 10% or more of total revenues. Ventana Communications Inc. accounted for 10% of total revenues for the year ended December 31, 1995.

                      NETSCAPE COMMUNICATIONS CORPORATION

12. INDUSTRY AND GEOGRAPHIC SEGMENT AND CUSTOMER INFORMATION (CONTINUED) Netscape operates in two main geographic areas as follows:

                                                       YEAR ENDED DECEMBER 31, 1997
                                    -------------------------------------------------------------------
                                       NORTH                INTERCONTINENTAL
                                      AMERICA     EUROPE        REGION       ELIMINATIONS  CONSOLIDATED
                                    -----------  ---------  ---------------  ------------  ------------
                                                              (IN THOUSANDS)
Sales to unaffiliated customers...  $   452,665  $  59,485    $    21,701     $       --    $  533,851
Transfers between geographic
  areas...........................       22,706     28,839          8,258        (59,803)           --
                                    -----------  ---------        -------    ------------  ------------
  Total revenues..................  $   475,371  $  88,324         29,959     $  (59,803)   $  533,851
                                    -----------  ---------        -------    ------------  ------------
                                    -----------  ---------        -------    ------------  ------------
Operating income (loss)...........  $  (134,071) $    (750)         2,477     $       77    $ (132,267)
                                    -----------  ---------        -------    ------------  ------------
                                    -----------  ---------        -------    ------------  ------------
Identifiable assets...............  $   608,804  $  36,490    $    10,179     $  (22,653)   $  632,820
                                    -----------  ---------        -------    ------------  ------------
                                    -----------  ---------        -------    ------------  ------------

                                                       YEAR ENDED DECEMBER 31, 1996
                                    -------------------------------------------------------------------
                                       NORTH                INTERCONTINENTAL
                                      AMERICA     EUROPE        REGION       ELIMINATIONS  CONSOLIDATED
                                    -----------  ---------  ---------------  ------------  ------------
                                                              (IN THOUSANDS)
Sales to unaffiliated customers...  $   291,579  $  30,367    $    24,348     $       --    $  346,294
Transfers between geographic
  areas...........................       17,952      1,007            341        (19,300)           --
                                    -----------  ---------        -------    ------------  ------------
  Total revenues..................  $   309,531  $  31,374    $    24,689     $  (19,300)   $  346,294
                                    -----------  ---------        -------    ------------  ------------
                                    -----------  ---------        -------    ------------  ------------
Operating income (loss)...........  $    14,285  $   1,665    $     4,817     $     (279)   $   20,488
                                    -----------  ---------        -------    ------------  ------------
                                    -----------  ---------        -------    ------------  ------------
Identifiable assets...............  $   522,770  $  24,788    $    13,004     $  (19,237)   $  541,325
                                    -----------  ---------        -------    ------------  ------------
                                    -----------  ---------        -------    ------------  ------------

                                                       YEAR ENDED DECEMBER 31, 1995
                                    -------------------------------------------------------------------
                                       NORTH                INTERCONTINENTAL
                                      AMERICA     EUROPE        REGION       ELIMINATIONS  CONSOLIDATED
                                    -----------  ---------  ---------------  ------------  ------------
                                                              (IN THOUSANDS)
Sales to unaffiliated customers...  $    82,161  $      --    $     3,226     $       --    $   85,387
Transfers between geographic
  areas...........................           --         --             --             --            --
                                    -----------  ---------        -------    ------------  ------------
  Total revenues..................  $    82,161  $      --    $     3,226     $       --    $   85,387
                                    -----------  ---------        -------    ------------  ------------
                                    -----------  ---------        -------    ------------  ------------
Operating income (loss)...........  $   (10,373) $  (1,919)   $      (443)    $    2,026    $  (10,709)
                                    -----------  ---------        -------    ------------  ------------
                                    -----------  ---------        -------    ------------  ------------
Identifiable assets...............  $   229,427  $     559    $     4,828     $   (3,660)   $  231,154
                                    -----------  ---------        -------    ------------  ------------
                                    -----------  ---------        -------    ------------  ------------

13. LEGAL PROCEEDINGS

    On October 14, 1997, Wang Laboratories filed claims against Netscape and America OnLine, Inc. ("AOL"), in the United States District Court for the Eastern District of Virginia, alleging Direct Patent Infringement, Inducement of Patent Infringement, and Contributory Patent Infringement of U.S. Patent 4,751,669 (" '669 Patent"). The '669 Patent discloses and claims a videotex decoder apparatus used for locally displaying, storing, retrieving, and printing digital information received from a central supplier.

                      NETSCAPE COMMUNICATIONS CORPORATION

13. LEGAL PROCEEDINGS (CONTINUED)
Wang is seeking injunctive relief and/or one and nine tenths percent (1.9%) royalties from the sale of Netscape client software. Netscape has asserted that the '669 Patent is invalid, noninfringed, and unenforceable do to inequitable conduct. Netscape believes that it has meritorious defenses and is vigorously defending against this claim. Netscape believes that the ultimate outcome of this litigation will not materially adversely affect Netscape's business, operating results, and financial position. However, an unfavorable resolution of this litigation could materially affect Netscape's future results of operations or cash flows in a particular period.

    In addition to the Wang litigation, Netscape is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, Netscape does not believe that the outcome of any of these legal matters will have a material adverse effect on Netscape's business, consolidated operating results, or consolidated financial position. However, an unfavorable resolution of these matters could materially affect Netscape's future results of operations or cash flows in a particular period.

14. PRODUCT CONCENTRATION AND OTHER RISKS

    PRODUCTS

    Netscape develops, markets, and supports a broad software suite of enterprise servers, commercial applications, clients, and development tools, targeted primarily at corporate intranets and extranets. Netscape's software allows users to share information, manage networks, and facilitate electronic commerce. Netscape software is based on industry-standard protocols that can be deployed across a variety of operating systems, platforms, and databases and can be interconnected with traditional client/server applications. Netscape's Website, one of the most highly trafficked on the World Wide Web, offers a variety of products and services.

    PRODUCT INTRODUCTIONS AND TRANSITIONS

    Netscape's software business was initially characterized by relatively short sales cycles, relatively small initial sales orders, relatively simple uses for its software, short product development cycles, and low aggregate royalty payments to third parties for embedded technology. However, Netscape has evolved and expanded its product lines to focus on sales to enterprise customers. As a result of these new product introductions, Netscape's business has been, and will continue to be, characterized by longer sales cycles, larger initial sales orders, more complex uses of its software, longer product development cycles, and higher aggregate royalty payments to third parties for embedded technology. Netscape has relatively limited experience with these types of sales, and Netscape may not be able to successfully manage this evolution of its business. There are several other risks inherent in such a product transition, including the risk that enterprise software products as complex as Netscape Application Server, the Netscape CommerceXpert family of products, and Netscape's other enterprise software products may contain errors or bugs and such products may not achieve market acceptance or become widely adopted. In order for Netscape's enterprise software products to achieve market acceptance, Netscape will need to continue to adjust to longer sales cycles and execute a different type of sale than it has historically. Netscape has experienced and will likely continue to experience delays following initial contact with a prospective customer and expend substantial funds and management effort in connection with these sales. As single, large sales of these products become a larger percentage of revenue, the loss or deferral of one or more significant sales could contribute to substantial fluctuations in Netscape's quarterly results of operations,

                      NETSCAPE COMMUNICATIONS CORPORATION

14. PRODUCT CONCENTRATION AND OTHER RISKS (CONTINUED) particularly if there are significant sales and marketing expenses associated with the deferred sales. Additionally, Netscape will be required to restructure its direct sales force, extensively train and effectively manage its sales personnel, invest greater resources in the sales effort, educate the indirect channels, and add trained technical personnel to help it implement solutions for its enterprise software customers. Netscape may not be able to accomplish any of the foregoing on a timely, cost-effective basis. Finally, expansion of Netscape's product line will require more management attention, which may place a significant strain on Netscape's management and operations.

    CUSTOMERS AND MARKETS

    The market for Netscape's software and services, especially for its enterprise software products and services, is relatively new, intensely competitive, rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication, collaboration, and commerce over intranets, extranets, and the Internet. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The intranet, extranet, and internet software industry is relatively young and has a limited number of proven products. Moreover, critical issues concerning the use of intranets, extranets, and the Internet (including security, reliability, cost, ease of deployment and administration, and quality of service) remain unresolved and may impact the growth of intranet, extranet, and Internet use. While Netscape believes that its enterprise software products offer significant advantages for communication, collaboration, and commerce over intranets, extranets, and the Internet, those uses may not become widespread and Netscape's enterprise software products may not become widely adopted for these purposes.

    Netscape will also face competition from providers of enterprise software, most of whom have longer operating histories, larger installed customer bases, existing relationships with prospective enterprise customers and significantly greater financial, technical, marketing, public relations, and distribution resources than Netscape. In particular, computer operating systems companies currently bundle and may expand bundling of server and client software with their server and desktop operating systems and applications at no separately stated cost to purchasers, which may cause the price of Netscape's server software products to decline in the same manner that such practices caused the price of Netscape's client software to decline. In January 1998, Netscape announced that it will distribute several versions of its client software to all users without licensing fees. There are several risks related to distributing Netscape's client software without licensing fees, particularly the risk that Netscape's stand-alone client revenues will likely continue to decrease substantially as a percentage of total revenues in future periods. Additionally, Netscape announced that it plans to make publicly available for royalty-free licensing an early developer release of Netscape Communicator 5.0 source code. Netscape's decision to make its source code available for royalty-free licensing involves risks that cannot be fully known at this time. For example, only a limited number of developers may design enhancements to the source code, developers may not contribute such enhancements to the public source code base, proposed enhancements may not meet Netscape's quality specifications, proposed enhancements may not address Netscape's design goals for Netscape Communicator, the free source code may lead to a proliferation of incompatible or competitive products (potentially creating brand and market confusion), or Netscape's competitors may attempt to incorporate certain competitive design advantages of Netscape Communicator into their own products. If any of the foregoing were to occur, the demand for and revenue generated from Netscape Communicator and Netscape's other

                      NETSCAPE COMMUNICATIONS CORPORATION

14. PRODUCT CONCENTRATION AND OTHER RISKS (CONTINUED) enterprise software products may decrease and Netscape's ability to maintain a commercial licensing program could be adversely impacted.

15. SUBSEQUENT EVENTS

    REPRICING OF STOCK OPTIONS

    In January 1998, the Board of Directors authorized the repricing of options to purchase 8,581,294 shares of common stock effective as of the close of business on January 28, 1998 to the then fair market value of $16.8125 per share. Under the terms of the repricing, the vesting schedules for the repriced options were extended by six months and are exercisable after July 28, 1998. The repriced options maintain the same expiration terms. The Board of Directors, Chief Executive Officer, and Executive Vice Presidents were excluded from the repricing.

    CHANGE IN FISCAL YEAR

    In February 1998, Netscape announced that its Board of Directors approved a change in Netscape's fiscal year to November 1 through October 31, effective for the ten month period ending October 31, 1998. Netscape previously reported results on a calendar fiscal year model of January 1 through December 31. The Board's action reflects Netscape's increased focus on its enterprise software and services business and is designed to align Netscape's financial reporting practices with its business strategy by taking into account the seasonal buying patterns of enterprise customers. Netscape will file a Quarterly Report on Form 10-Q for the quarter ending April 30, 1998, which will include January operating results in conjunction with reporting financial results for the quarter ending April 30, 1998.

    SOP 98-4

    Statement of Position 98-4 was issued in March 1998. The statement delays for one year the implementation of a narrow provision of SOP 97-2 that defines vendor specific objective evidence in arrangements including software license fees.

      QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                       QUARTER ENDED
                               ---------------------------------------------------------------------------------------------
                                 DEC. 31     SEP. 30     JUN. 30     MAR. 31     DEC. 31     SEP. 30     JUN. 30    MAR. 31
                                  1997         1997        1997        1997        1996        1996       1996       1996
                               -----------  ----------  ----------  ----------  ----------  ----------  ---------  ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues...............  $   125,280  $  152,068  $  135,970  $  120,533  $  115,151  $  100,016  $  75,006  $  56,121
Gross profit.................       99,457     129,761     118,299     104,545     100,305      85,318     62,978     47,627
Purchased in-process research
  and development............       50,500          --      52,587          --          --          --         --         --
Merger-related charges.......        5,848          --          --          --          --          --      6,100         --
Income (loss) before income
  taxes......................     (113,754)     15,702     (40,455)     11,222      11,056       9,788      1,602      4,835
Net income (loss)............      (88,330)     10,223     (44,697)      7,308       8,158       7,169        656      3,534
Basic income (loss) per
  share......................  $     (0.98) $     0.12  $    (0.53) $     0.09  $     0.10  $     0.10  $    0.01  $    0.05
Diluted income (loss) per
  share......................  $     (0.98) $     0.10  $    (0.53) $     0.08  $     0.09  $     0.08  $    0.01  $    0.04

------------------------

(1) All periods have been restated for the business combination with KIVA, which has been accounted for as a pooling of interests. See Note 2 of Notes to Consolidated Financial Statements.

(2) The fourth quarter of 1997 loss before income taxes, net loss, basic and diluted loss per share includes $56.3 million of purchased in-process research and development and merger related charges, and $23.0 million of restructuring charges. Excluding these charges net loss is $20.8 million and diluted loss per share is $0.23.

(3) The second quarter of 1997 loss before income taxes, net loss, basic and diluted loss per share includes $52.6 million of purchased in-process research and development. Excluding this charge net income is $7.9 million, and diluted income per share is $0.08.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 1998.

                                NETSCAPE COMMUNICATIONS CORPORATION

                                By: /s/ PETER L.S. CURRIE
                                ------------------------------------------
                                Peter L.S. Currie,
                                EXECUTIVE VICE PRESIDENT AND CHIEF
                                ADMINISTRATIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on March 25, 1998 on behalf of the Registrant and in the capacities and indicated:

          SIGNATURES                              TITLE
------------------------------  ------------------------------------------

  By: /s/ JAMES L. BARKSDALE    President, Chief Executive Officer
------------------------------  (PRINCIPAL EXECUTIVE OFFICER) and Director
      James L. Barksdale

    /s/ PETER L.S. CURRIE       Executive Vice President and Chief
------------------------------  Administrative Officer (PRINCIPAL
      Peter L.S. Currie         FINANCIAL OFFICER)

   By: /s/ NOREEN G. BERGIN     Senior Vice President and Corporate
------------------------------  Controller (PRINCIPAL ACCOUNTING OFFICER)
       Noreen G. Bergin

    By: /s/ JAMES H. CLARK      Chairman of the Board of Directors
------------------------------
        James H. Clark

  By: /s/ MARC L. ANDREESSEN    Executive Vice President, Products and
------------------------------  Director
      Marc L. Andreessen

   By: /s/ ERIC A. BENHAMOU     Director
------------------------------
       Eric A. Benhamou

    By: /s/ L. JOHN DOERR       Director
------------------------------
        L. John Doerr

   By: /s/ JOHN E. WARNOCK      Director
------------------------------
       John E. Warnock

                      NETSCAPE COMMUNICATIONS CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                           BALANCE AT                             BALANCE AT
                                                                            BEGINNING    COST AND    DEDUCTIONS/    END OF
CLASSIFICATION                                                              OF PERIOD    EXPENSES    WRITE-OFFS     PERIOD
-------------------------------------------------------------------------  -----------  -----------  -----------  -----------
Year ended December 31, 1997
  Allowance for doubtful accounts........................................   $   4,896    $   7,858    $  (4,419)   $   8,335

Year ended December 31, 1996
  Allowance for doubtful accounts........................................   $     667    $   4,376    $    (147)   $   4,896

Year ended December 31, 1995
  Allowance for doubtful accounts........................................   $     104    $     572    $      (9)   $     667

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                              EXHIBIT DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
 2.1       Agreement and Plan of Reorganization dated as of April 30, 1997 by and among Registrant, PCI Acquisition
           Corporation, and Portola Communications, Inc. (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 2.1
           TO THE REGISTRANT'S FORM S-3 REGISTRATION NO. 333-29933).

 2.2       Agreement and Plan of Reorganization dated as of April 25, 1997 by and among Registrant, DSC Acquisition
           Corporation, and DigitalStyle Corporation (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 2.2 TO
           THE REGISTRANT'S FORM S-3 REGISTRATION NO. 333-29933).

 2.3       Agreement and Plan of Reorganization dated as of November 24, 1997 by and among Registrant, Knife
           Acquisition Corporation ("Knife"), and KIVA Software Corporation ("KIVA") (WHICH IS INCORPORATED HEREIN
           BY REFERENCE TO EXHIBIT 2.1 TO THE REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED DECEMBER 15, 1997).

 2.4       Agreement of Merger dated December 1, 1997 by and between Knife and KIVA (WHICH IS INCORPORATED HEREIN
           BY REFERENCE TO EXHIBIT 2.2 TO THE REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED DECEMBER 15, 1997).

 2.5       Purchase Agreement dated November 6, 1997 between Netscape and GE Information Services, Inc. (WHICH IS
           INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 2.1 TO THE REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED
           DECEMBER 15, 1997).

 3.(i)     Restated Certificate of Incorporation, as amended through January 23, 1996 (WHICH IS INCORPORATED HEREIN
           BY REFERENCE TO EXHIBIT 3.(I) TO THE REGISTRANT'S 1995 10-K).

 3.(ii)    Amended and Restated Bylaws of Registrant, as amended through January 24, 1997 (WHICH IS INCORPORATED
           HEREIN BY REFERENCE TO EXHIBIT 3.(II) TO THE REGISTRANT'S 1996 10-K).

 4.1       FORM OF REGISTRANT'S COMMON STOCK CERTIFICATE (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 4.1
           TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-1, REGISTRATION NO. 33-93862 ("REGISTRANT'S 1995
           S-1).

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

10.2*      1994 Stock Option Plan and related agreements, as amended (WHICH IS INCORPORATED HEREIN BY REFERENCE TO
           EXHIBIT 10.3 TO THE REGISTRANT'S 1995 S-1).

10.3*      1995 Stock Plan and related agreements (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.4 TO THE
           REGISTRANT'S 1995 S-1).

10.4*      1995 Employee Stock Purchase Plan and related agreements (WHICH IS INCORPORATED HEREIN BY REFERENCE TO
           EXHIBIT 10.5 TO THE REGISTRANT'S 1995 S-1).

10.5*      1995 Director Option Plan and related agreements (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT
           10.6 TO THE REGISTRANT'S 1995 S-1).

10.6*      Collabra Software, Inc. 1993 Incentive Stock Plan (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT
           4.3 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO. 33-99198).

10.7*      InSoft, Inc. 1993 Stock Option Plan (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 4.3 TO THE
           REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO. 333-4222).

 EXHIBIT
 NUMBER                                              EXHIBIT DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
10.8*      Netcode Corporation 1996 Stock Plan (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 4.3 TO THE
           REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO. 333-4478).

10.9*      DigitalStyle Corporation 1995 Stock Option/Stock Issuance Plan (WHICH IS INCORPORATED HEREIN BY
           REFERENCE TO EXHIBIT 4.4 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO.
           333-29931).

10.10*     Portola Communications, Inc. 1996 Stock Option (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 4.8
           TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO. 333-29931).

10.11*     KIVA Software Corporation 1995 Stock Option Plan (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT
           4.4 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO. 333-44135).

10.12*     Employment Agreement between Registrant and James L. Barksdale dated January 4, 1995 (WHICH IS
           INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.7 TO THE REGISTRANT'S 1995 S-1).

10.13+     License and Series A Stock Purchase Agreement between Registrant and RSA Data Security, Inc. dated
           August 19, 1994 (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.9 TO THE REGISTRANT'S 1995
           S-1).

10.14      Lease between Registrant and Ellis-Middlefield Business Park dated October 14, 1994 (WHICH IS
           INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.11 TO THE REGISTRANT'S 1995 S-1).

10.15      Lease between Registrant and Ellis-Middlefield Business Park dated April 28, 1995 (WHICH IS INCORPORATED
           HEREIN BY REFERENCE TO EXHIBIT 10.12 TO THE REGISTRANT'S 1995 S-1).

10.16      Lease between Registrant and Sobrato Development Companies dated August 1995 (WHICH IS INCORPORATED
           HEREIN BY REFERENCE TO EXHIBIT 10.14 TO THE REGISTRANT'S 1995 10-K).

10.17      Lease between Registrant and Renault & Handley Employees Investment Co. dated December 12, 1995 (WHICH
           IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.15 TO THE REGISTRANT'S 1995 10-K).

10.18      Lease between Registrant and 464 Ellis Street Associates, L.P. dated January 23, 1997 (includes Phase I and Phase II) (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.17 TO THE REGISTRANT'S 1996
           10-K).

21.1       Subsidiaries of the Registrant.

23.1       Consent of Ernst & Young LLP, Independent Auditors.

27.1       Financial Data Schedule for the fiscal year ended December 31, 1997.

------------------------

+ Confidential treatment has been previously granted for certain portions of these exhibits.

*   Indicates management compensatory plan, contract or arrangement.