Form 10-Q
period 1998-04-30
NETSCAPE COMMUNICATIONS CORP
filed 1998-06-15
CIK 944458

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

                FOR THE THREE MONTHS ENDED APRIL 30, 1998

                                    OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the registrant's Common Stock as of May 29, 1998 was 98,354,190.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                      NETSCAPE COMMUNICATIONS CORPORATION

                                                                                                                    PAGE
                                                                                                                    -----
PART I. FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

             (a)        Condensed Consolidated Balance Sheets as of April 30, 1998 and December 31, 1997.......           3

             (b)        Condensed Consolidated Statements of Operations for the Three Months Ended April 30,
                        1998 and March 31, 1997, and the One Month Ended January 31, 1998......................           4

             (c)        Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30,
                        1998 and March 31, 1997, and the One Month Ended January 31, 1998......................           5

             (d)        Notes to Condensed Consolidated Financial Statements...................................           6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............          11

PART II. OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K..................................................................          19

  Signatures...................................................................................................          20

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      NETSCAPE COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         APRIL 30,   DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $    96,143   $   55,172
  Short-term investments..............................................................       79,360      129,426
  Accounts receivable, net............................................................      139,695      153,191
  Deferred tax assets.................................................................       37,610       37,336
  Other current assets................................................................       19,754       19,961
                                                                                        -----------  ------------
    Total current assets..............................................................      372,562      395,086
Property and equipment, net...........................................................      138,910      131,093
Long-term investments.................................................................       61,367       76,698
Other assets..........................................................................       33,016       29,943
                                                                                        -----------  ------------
        Total assets..................................................................  $   605,855   $  632,820
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................................  $    35,429   $   40,081
  Accrued compensation and related liabilities........................................       25,137       23,193
  Other accrued liabilities...........................................................       18,972       18,266
  Income taxes payable................................................................        2,395        2,709
  Deferred revenues...................................................................      138,865      106,170
  Accrued merger related charges......................................................        3,388        8,911
  Accrued restructuring charges.......................................................        3,174        3,685
  Current portion of long-term obligations and installment notes payable..............          109          535
                                                                                        -----------  ------------
    Total current liabilities.........................................................      227,469      203,550

Long-term obligations and installment notes payable...................................          215          215

Stockholders' equity:
  Common stock and additional paid-in capital.........................................      555,175      549,196
  Deferred compensation...............................................................       (2,853)      (3,671)
  Accumulated deficit.................................................................     (173,378)    (119,201)
  Accumulated other comprehensive income (loss).......................................         (773)       2,731
                                                                                        -----------  ------------
    Total stockholders' equity........................................................      378,171      429,055
                                                                                        -----------  ------------
        Total liabilities and stockholders' equity....................................  $   605,855   $  632,820
                                                                                        -----------  ------------
                                                                                        -----------  ------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED     ONE MONTH
                                                                               ----------------------     ENDED
                                                                               APRIL 30,   MARCH 31,   JANUARY 31,
                                                                                  1998        1997        1998
                                                                               ----------  ----------  -----------
Revenues:
  License fees...............................................................  $   76,986  $   89,937   $   4,643
  Services...................................................................      50,244      30,596       3,677
                                                                               ----------  ----------  -----------
    Total revenues...........................................................     127,230     120,533       8,320
Cost of revenues:
  Cost of license fees.......................................................      10,430       9,767       3,436
  Cost of services...........................................................       9,957       6,221       3,309
                                                                               ----------  ----------  -----------
    Total cost of revenues...................................................      20,387      15,988       6,745
                                                                               ----------  ----------  -----------
Gross profit.................................................................     106,843     104,545       1,575
Operating expenses:
  Research and development...................................................      33,782      29,551      12,371
  Sales and marketing........................................................      69,679      54,760      25,223
  General and administrative.................................................      11,936       9,922       6,450
  Restructuring charges......................................................      --          --          12,000
  Goodwill amortization......................................................       1,526      --             509
                                                                               ----------  ----------  -----------
    Total operating expenses.................................................     116,923      94,233      56,553
                                                                               ----------  ----------  -----------
Operating income (loss)......................................................     (10,080)     10,312     (54,978)
Interest income, net.........................................................       1,763       2,411         649
Other income, net............................................................       8,325      --             144
Equity in net losses of joint ventures.......................................      --          (1,501)     --
                                                                               ----------  ----------  -----------
Income (loss) before income taxes............................................           8      11,222     (54,185)
Provision for income taxes...................................................      --           3,914      --
                                                                               ----------  ----------  -----------
Net income (loss)............................................................  $        8  $    7,308   $ (54,185)
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
Basic net income (loss) per share............................................  $     0.00  $     0.09   $   (0.58)
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
Diluted net income (loss) per share..........................................  $     0.00  $     0.08   $   (0.58)
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
Shares used in computing basic per share computation.........................      94,763      81,763      92,716
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
Shares used in computing diluted per share computation.......................     101,835      95,196      92,716
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED     ONE MONTH
                                                                               ----------------------     ENDED
                                                                               APRIL 30,   MARCH 31,   JANUARY 31,
                                                                                  1998        1997        1998
                                                                               ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)............................................................  $        8  $    7,308   $ (54,185)
  Adjustments:
    Depreciation and amortization............................................      10,916       7,612       2,404
    Amortization of deferred compensation....................................         614         614         204
    Deferred income taxes....................................................      (2,223)     (1,609)       (300)
    Gains on sales of equity investments.....................................      (8,471)     --          --
  Changes in assets and liabilities:
    Accounts receivable......................................................      (9,227)     (7,162)     22,723
    Other current assets.....................................................      (1,739)        863       1,946
    Accounts payable.........................................................       3,302       5,470      (7,954)
    Accrued compensation and related liabilities.............................       1,000      (1,680)        943
    Other accrued liabilities................................................         266       1,568         440
    Accrued taxes............................................................        (367)      2,098          53
    Deferred revenues........................................................      39,221      12,975      (6,526)
    Accrued restructuring charges............................................      (5,143)     --           4,632
    Accrued merger related charges...........................................      (2,490)     --          (3,033)
                                                                               ----------  ----------  -----------
Net cash provided by (used in) operating activities..........................      25,667      28,057     (38,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.........................................................     (16,221)    (24,209)     (4,916)
Change in deposits and other assets..........................................        (328)     (2,048)       (496)
Purchases of investments available-for-sale..................................     (39,944)    (39,871)     (1,497)
Maturities of investments available-for-sale.................................      46,497      34,016      14,551
Sales of investments available-for-sale......................................      39,452      14,993      11,435
                                                                               ----------  ----------  -----------
Net cash provided by (used in) investing activities..........................      29,456     (17,119)     19,077

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on installment notes payable........................................         (83)       (107)       (342)
Proceeds from issuance of common stock, net..................................       1,665       4,325       4,314
                                                                               ----------  ----------  -----------
Net cash provided by financing activities....................................       1,582       4,218       3,972

Effect of foreign exchange rate changes on cash and cash equivalents.........          10         435        (140)
                                                                               ----------  ----------  -----------
Net increase (decrease) in cash and cash equivalents.........................      56,715      15,591     (15,744)
Cash and cash equivalents at beginning of period.............................      39,428      88,233      55,172
                                                                               ----------  ----------  -----------
Cash and cash equivalents at end of period...................................  $   96,143  $  103,824   $  39,428
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid............................................................  $      568  $    4,176   $  --
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    Please read the accompanying financial statements together with Netscape Communication Corporation's ("Netscape") audited consolidated financial statements and accompanying notes included in Netscape's Annual Report on Form 10-K for the year ended December 31, 1997.

    The accompanying unaudited, condensed and consolidated financial statements include the accounts of Netscape and its wholly owned subsidiaries and reflect all adjustments that Netscape believes are necessary to fairly present results for the periods shown. All significant intercompany accounts and transactions have been eliminated. The results of operations for such periods do not necessarily indicate the results expected for the full fiscal year or for any future period. The condensed and consolidated balance sheet as of December 31, 1997 was derived from audited consolidated financial statements at that date.

CHANGE IN YEAR END

    In February 1998, the Board of Directors of Netscape approved a change in Netscape's fiscal year to November 1 through October 31, effective for the ten-month period ending October 31, 1998. Netscape previously reported results on a calendar fiscal year model of January 1 through December 31. The Board's action reflects Netscape's increased focus on enterprise software and services and aligns Netscape's financial reporting practices with its business strategy by taking into account the seasonal buying patterns of enterprise customers.

    These condensed financial statements include the three months ended March 31, 1997 as the prior year previously reported quarter most comparable to the three months ended April 30, 1998. Netscape is not separately recalculating its results for the three months ended April 30, 1997. Such a separate calculation would be unreasonably costly and burdensome at a time when Netscape is seeking to reduce operating expenses. Netscape also believes that the results for the three months ended April 30, 1997 would not materially differ from the results for the three months ended March 31, 1997 because each period contained one month that was treated as the "first month" of a quarter and two months treated as the "second and third months" of a quarter. Unless otherwise discussed in these notes, Netscape does not believe that the seasonal buying patterns of its enterprise customers in those quarters materially affects the comparability of these periods.

    These condensed financial statements also include the results of operations for the one month ended January 31, 1998. Those results include certain restructuring charges and other expenses reflecting continuing expenses incurred before Netscape's restructuring took effect. Those results also include unusually low revenues during the month ended January 31, 1998, reflecting Netscape's focus on restructuring and training activities during January 1998, as well as the normally low level of revenues in the first month of each quarter.

    Total revenues for the months ended January 31, 1998 and 1997 were $8.3 million and $14.8 million, respectively, and gross margin was $1.6 million and $10.4 million, respectively. For the months ended January 31, 1998 and 1997, losses before income taxes were $54.2 million and $13.9 million, respectively, and net losses were $54.2 million and $14.1 million, respectively. Diluted losses per share were $0.58 and $0.18 for the months ended January 31, 1998 and 1997, respectively. The increase in the net loss was due to: (i) lower revenues earned in January 1998, (ii) higher than average cost of revenues as a percentage of

                      NETSCAPE COMMUNICATIONS CORPORATION

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) total revenues due to certain fixed costs which included royalties paid for licensed technology and amounts paid to third-party vendors, (iii) increased sales and marketing expenses associated with increased staffing year over year, as well as investment in developing Netcenter, (iv) restructuring charges of $12.0 million, and (v) goodwill amortization of $509,000. Netscape's consolidated statement of cash flows for the one month ended January 31, 1997 reflected cash provided by operating activities of $5.7 million, cash used in investing activities of $4.1 million, and cash provided by financing activities of $4.1 million.

REVENUE RECOGNITION

    Netscape derives revenue from product licensing fees and from service fees for: (i) Netcenter transactions, which include Netcenter advertising, search and directory services, trademark licensing, and other Netcenter services, and (ii) maintenance and support services, training, and consulting. Netscape generally recognizes license fees, net of allowances for future returns, when a license agreement is in effect, the product has been shipped, the license fee is fixed or determinable, and collectibility is reasonably assured. Netscape generally recognizes license fees from original equipment manufacturers ("OEMs") and internet service providers ("ISPs") upon delivery of product masters, provided that the license fees are fixed and collectibility does not depend upon resale to the end users; otherwise, Netscape recognizes these license fees upon notification of delivery to the end users or upon receipt of cash. Netscape recognizes license and service fees from customer subscription, maintenance and technical support contracts ratably over the term of the contract period. Payments for upgrades and support fees are generally made in advance and are nonrefundable. Netscape recognizes service fees from Netcenter advertising ratably over the term of the contract beginning when the advertising is displayed on Netcenter. Netscape recognizes service fees from search and directory services based on actual traffic incurred. Netscape recognizes service fees from trademark licensing when a license agreement is executed and the fees are fixed. Netscape recognizes service fees from training and consulting when the services are performed.

    Statement of Position ("SOP") 97-2, "Software Revenue Recognition" was issued in October 1997. SOP 97-2 supersedes SOP 91-1 and covers transactions entered into for fiscal years beginning after December 15, 1997. SOP 98-4, issued in March 1998, defers for one year certain provisions of SOP 97-2 related to establishing value for software licenses and services. SOP 97-2 and SOP 98-4 address software revenue recognition matters primarily from a conceptual level and do not include specific interpretive and implementation guidance. Accordingly, the manner in which the concepts are implemented in practice could vary depending on the interpretations of these concepts. The American Institute of Certified Public Accountants ("AICPA") will address implementation issues and the need for further guidance for SOP 97-2. Such detailed guidance, once issued, could lead to changes in Netscape's current revenue accounting practices, which could be material to Netscape's revenues and earnings. However, based on its reading and interpretation of SOP 97-2 and SOP 98-4, Netscape believes that it currently complies with the statements.

CASH, CASH EQUIVALENTS, SHORT- AND LONG-TERM INVESTMENTS

    Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of 90 days or less. Short- and long-term investments consist of debt securities with original maturities primarily between 90 days and three years. The debt securities are all classified as

                      NETSCAPE COMMUNICATIONS CORPORATION

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) available-for-sale. Long-term investments also include available-for-sale equity holdings in both public and private technology companies. Debt securities and unrestricted public equity securities with a readily determinable fair value are stated at fair value, which is determined based upon the quoted market prices of the securities. Other equity securities are stated at the lesser of cost or the net realizable value.

PER SHARE AMOUNTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 replaces the former calculations of primary and fully diluted earnings per share with basic and diluted earnings per share. As required, Netscape adopted SFAS 128 in 1997 and restated earnings per share calculations for all prior periods. Netscape's basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share further includes dilutive (determined using the treasury stock method) potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and outstanding common shares subject to repurchase.

    The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended April 30, 1998 and March 31, 1997, and for the one month ended January 31, 1998:

                                                                                 THREE MONTHS ENDED     ONE MONTH
                                                                               ----------------------     ENDED
                                                                               APRIL 30,   MARCH 31,   JANUARY 31,
                                                                                  1998        1997        1998
                                                                               ----------  ----------  -----------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                                              DATA)
Numerator:
  Net income (loss)..........................................................  $        8  $    7,308   $ (54,185)
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
Denominator:
  Weighted average common shares outstanding.................................      98,358      91,832      97,957
  Weighted average outstanding common shares subject to repurchase...........      (3,595)    (10,069)     (5,241)
                                                                               ----------  ----------  -----------
  Denominator for basic net income (loss) per share..........................      94,763      81,763      92,716
  Dilutive employee stock options and outstanding common shares subject to
    repurchase...............................................................       7,072      13,433      --
                                                                               ----------  ----------  -----------
  Denominator for diluted net income (loss) per share--adjusted weighted
    average shares and assumed conversions...................................     101,835      95,196      92,716
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
    Basic net income (loss) per share........................................  $     0.00  $     0.09   $   (0.58)
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
    Diluted net income (loss) per share......................................  $     0.00  $     0.08   $   (0.58)
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

RECENT PRONOUNCEMENTS

    In 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for years commencing after December 15, 1997. Netscape will comply with the requirements of SFAS 131 in its Form 10-K for the fiscal year ending October 31, 1998.

                      NETSCAPE COMMUNICATIONS CORPORATION

                                  (UNAUDITED)

2. RESTRUCTURING COSTS

    In December 1997, Netscape began to implement certain restructuring actions aimed at reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. The restructuring plan resulted from decreased demand for certain Netscape products and Netscape's adoption of a new strategic direction. The restructuring included reduction in workforce, closure of certain facilities, write-off of non-performing operating assets, and third-party royalty payments relating to canceled contracts. Netscape incurred $23.0 million related to the restructuring in the fourth calendar quarter of 1997. At December 31, 1997, Netscape accrued approximately $3.7 million in restructuring costs, primarily representing estimated third-party royalty payments to be paid in fiscal 1998. The remaining restructuring costs primarily came from write-offs of non-performing assets resulting from the restructuring. Additionally, Netscape incurred remaining restructuring charges of approximately $12.0 million in January 1998 for severance costs primarily related to the termination of approximately 400 employees (approximately 13% of its workforce).

    The following table depicts the movements in accrued restructuring charges from December 31, 1997 to April 30, 1998:

                                              ACCRUED                                                          ACCRUED
                                           RESTRUCTURING     ONE MONTH ENDED      THREE MONTHS ENDED APRIL  RESTRUCTURING
                                           CHARGES AS OF     JANUARY 31, 1998             30, 1998          CHARGES AS OF
                                           DECEMBER 31,   ----------------------  ------------------------    APRIL 30,
                                               1997       ACCRUALS    PAYMENTS     ACCRUALS     PAYMENTS        1998
                                           -------------  ---------  -----------  -----------  -----------  -------------
                                                                           (IN THOUSANDS)
Cost to exit third-party royalty
  arrangements related to canceled
  contracts..............................    $   3,685    $  --       $  --        $  --        $  (2,812)    $     873
Amounts for employees involuntarily
  terminated.............................       --           12,000      (7,216)      --           (2,483)        2,301
                                                ------    ---------  -----------       -----   -----------       ------
    Total................................    $   3,685    $  12,000   $  (7,216)   $  --        $  (5,295)    $   3,174
                                                ------    ---------  -----------       -----   -----------       ------
                                                ------    ---------  -----------       -----   -----------       ------

3. OTHER INCOME, NET

    Other income, net, for the three months ended April 30, 1998 was $8.3 million primarily due to a one-time gain on the sales of certain equity investments.

4. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the consolidated balance sheets. Netscape had comprehensive income (loss) comprised of net unrealized gain on available-for-sale securities and accumulated foreign currency translation adjustments. The components of comprehensive income (loss), net of related

                      NETSCAPE COMMUNICATIONS CORPORATION

                                  (UNAUDITED)

4. COMPREHENSIVE INCOME (LOSS) (CONTINUED) tax, for the three months ended April 30, 1998 and March 31, 1997, and the one month ended January 31, 1998 were as follows:

                                                                                  THREE MONTHS ENDED     ONE MONTH
                                                                                ----------------------     ENDED
                                                                                APRIL 30,   MARCH 31,   JANUARY 31,
                                                                                  1998        1997         1998
                                                                                ---------  -----------  -----------
                                                                                          (IN THOUSANDS)
Net income (loss).............................................................  $       8   $   7,308    $ (54,185)
Unrealized gain on available-for-sale investments.............................     (2,969)        (25)        (405)
Foreign currency translation adjustments......................................         10         435         (140)
                                                                                ---------  -----------  -----------
  Comprehensive income (loss).................................................  $  (2,951)  $   7,718    $ (54,730)
                                                                                ---------  -----------  -----------
                                                                                ---------  -----------  -----------

    The components of accumulated other comprehensive income (loss), net of related tax, at April 30, 1998 and December 31, 1997 were as follows:

                                                                                            APRIL 30,   DECEMBER 31,
                                                                                              1998          1997
                                                                                           -----------  -------------
                                                                                                 (IN THOUSANDS)
Unrealized gain on available-for-sale investments........................................   $      59     $   3,433
Foreign currency translation adjustments.................................................        (832)         (702)
                                                                                                -----        ------
  Accumulated other comprehensive income (loss)..........................................   $    (773)    $   2,731
                                                                                                -----        ------
                                                                                                -----        ------

    THIS QUARTERLY REPORT ON FORM 10-Q ("FORM 10-Q") FOR NETSCAPE COMMUNICATIONS CORPORATION ("NETSCAPE") CONTAINS FORWARD-LOOKING STATEMENTS MADE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "BUSINESS" AND "FACTORS AFFECTING NETSCAPE'S BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION" ON PAGES 3 THROUGH 35 IN THE ANNUAL REPORT ON FORM 10-K ("ANNUAL REPORT") FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("COMMISSION") ON MARCH 27, 1998. READERS SHOULD NOT RELY UNDULY ON FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY THE OPINION OF NETSCAPE AS OF THE DATE HEREOF. UNLESS REQUIRED BY LAW, NETSCAPE UNDERTAKES NO OBLIGATION TO REVISE FORWARD-LOOKING STATEMENTS. READERS SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS NETSCAPE FILES FROM TIME TO TIME WITH THE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q, AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Netscape's mission is to provide end-to-end solutions that enable Enterprise Service Providers ("ESPs") to acquire and keep customers in the Net Economy. Netscape develops, markets, and supports a broad software suite of enterprise servers, clients, commercial applications, and development tools, targeted primarily at corporate intranets and extranets. Netscape's software allows users to share information, manage networks, and facilitate electronic commerce. Netscape software is based on industry-standard protocols that can be deployed across a variety of operating systems, platforms, and databases and that can be interconnected with traditional client/server applications. Netscape Netcenter ("Netcenter"), one of the most highly trafficked websites on the World Wide Web, offers a variety of products and services.

RECENT EVENTS

    REPRICING OF STOCK OPTIONS. In January 1998, the Board of Directors repriced employee stock options for the purchase of 8,581,294 shares of common stock. The repricing was effective as of the close of business on January 28, 1998 and was at the then fair market value of $16.8125 per share. The vesting schedules for the repriced options were extended by six months, and the repriced options are not exercisable until after July 28, 1998. The repriced options maintain the same expiration terms. Members of the Board of Directors, the Chief Executive Officer and Executive Vice Presidents were excluded from the repricing.

    RECENT PRONOUNCEMENTS. Statement of Position ("SOP") 97-2, "Software Revenue Recognition" was issued in October 1997. SOP 97-2 supersedes SOP 91-1 and covers transactions entered into for fiscal years beginning after December 15, 1997. SOP 98-4, issued in March 1998, defers for one year certain provisions of SOP 97-2 related to establishing value for software licenses and services. SOP 97-2 and SOP 98-4 address software revenue recognition matters primarily from a conceptual level and do not include specific interpretive and implementation guidance. Accordingly, the manner in which the concepts are implemented in practice could vary depending on the interpretations of these concepts. The American Institute of Certified Public Accountants ("AICPA") will address implementation issues and the need for further guidance for SOP 97-2. Such detailed guidance, once issued, could lead to changes in Netscape's current revenue accounting practices, which could be material to Netscape's revenues and earnings. However, based on its reading and interpretation of SOP 97-2 and SOP 98-4, Netscape believes that it currently complies with the statements.

    In 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for years commencing after December 15, 1997. Netscape will comply with the requirements of SFAS 131 in its Form 10-K for fiscal year ending October 31, 1998.

YEAR 2000

    Netscape plans to complete Year 2000 testing on all of its products by the end of Netscape's 1998 fiscal year. To the extent that Netscape is not able to test the technology provided by third-party vendors, Netscape plans to obtain assurances from such vendors that their systems are Year 2000 compliant. Netscape is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000. See "Factors Affecting Netscape's Business, Operating Results and Financial Condition--Year 2000" on page 35 of Netscape's Annual Report.

RESULTS OF OPERATIONS

    In February 1998, the Board of Directors of Netscape approved a change in Netscape's fiscal year to November 1 through October 31, effective for the ten-month period ending October 31, 1998. Netscape previously reported results on a calendar fiscal year model of January 1 through December 31. The Board's action reflects Netscape's increased focus on enterprise software and services and aligns Netscape's financial reporting practices with its business strategy by taking into account the seasonal buying patterns of enterprise customers.

    The condensed financial statements include the three months ended March 31, 1997 as the prior year, previously reported quarter most comparable to the three months ended April 30, 1998. Netscape is not separately recalculating its results for the three months ended April 30, 1997. Such a separate calculation would be unreasonably costly and burdensome at a time when Netscape is seeking to reduce operating expenses. Netscape also believes that the results for the three months ended April 30, 1997 would not materially differ from the results for the three months ended March 31, 1997 because each period contained one month that was treated as the "first month" of a quarter and two months treated as the "second and third months" of a quarter. Unless otherwise discussed in the Notes to the Financial Statements, Netscape does not believe that the seasonal buying patterns of its enterprise customers in those quarters materially affects the comparability of these periods.

    The condensed financial statements also include the results of operations for the one month ended January 31, 1998. Those results include certain restructuring charges and other expenses reflecting continuing expenses incurred before Netscape's restructuring took effect. Those results also include unusually low revenues during the month ended January 31, 1998, reflecting Netscape's focus on restructuring and training activities during January 1998, as well as the normally low level of revenues in the first month of each quarter.

    Total revenues for the months ended January 31, 1998 and 1997 were $8.3 million and $14.8 million, respectively, and gross margin was $1.6 million and $10.4 million, respectively. For the months ended January 31, 1998 and 1997, losses before income taxes were $54.2 million and $13.9 million, respectively, and net losses were $54.2 million and $14.1 million, respectively. Diluted losses per share were $0.58 and $0.18 for the months ended January 31, 1998 and 1997, respectively. The increase in the net loss was due to: (i) lower revenues earned in January 1998, (ii) higher than average cost of revenues as a percentage of total revenues due to certain fixed costs which included royalties paid for licensed technology and amounts paid to third-party vendors, (iii) increased sales and marketing expenses associated with increased staffing year over year, as well as investment in developing Netcenter, (iv) restructuring charges of $12.0 million, and (v) goodwill amortization of $509,000. Netscape's consolidated statement of cash flows for the one month ended January 31, 1997 reflected cash provided by operating activities of $5.7 million, cash used in investing activities of $4.1 million, and cash provided by financing activities of $4.1 million.

    The following discussion compares the results of operations for the three months ended April 30, 1998 to those for the three months ended March 31, 1997. The following table sets forth operating results, in absolute dollars and as a percentage of total revenues, for the three months ended April 30, 1998 and March 31, 1997.

                                                                                 THREE MONTHS ENDED
                                                                    --------------------------------------------
                                                                       APRIL 30, 1998         MARCH 31, 1997
                                                                    ---------------------  ---------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  License fees....................................................  $   76,986       60.5% $   89,937       74.6%
  Services........................................................      50,244       39.5      30,596       25.4
                                                                    ----------  ---------  ----------  ---------
    Total revenues................................................     127,230      100.0     120,533      100.0
Cost of revenues:
  Cost of license fees............................................      10,430        8.2       9,767        8.1
  Cost of services................................................       9,957        7.8       6,221        5.2
                                                                    ----------  ---------  ----------  ---------
    Total cost of revenues........................................      20,387       16.0      15,988       13.3
                                                                    ----------  ---------  ----------  ---------
Gross profit......................................................     106,843       84.0     104,545       86.7
Operating expenses:
  Research and development........................................      33,782       26.5      29,551       24.5
  Sales and marketing.............................................      69,679       54.8      54,760       45.4
  General and administrative......................................      11,936        9.4       9,922        8.2
  Goodwill amortization...........................................       1,526        1.2      --         --
                                                                    ----------  ---------  ----------  ---------
    Total operating expenses......................................     116,923       91.9      94,233       78.1
                                                                    ----------  ---------  ----------  ---------
Operating income (loss)...........................................     (10,080)      (7.9)     10,312        8.6
Interest income, net..............................................       1,763        1.4       2,411        2.0
Other income, net.................................................       8,325        6.5      --         --
Equity in net losses of joint ventures............................      --         --          (1,501)      (1.3)
                                                                    ----------  ---------  ----------  ---------
Income before income taxes........................................           8     --          11,222        9.3
Provision for income taxes........................................      --         --           3,914        3.2
                                                                    ----------  ---------  ----------  ---------
Net income........................................................  $        8     --%     $    7,308        6.1%
                                                                    ----------  ---------  ----------  ---------
                                                                    ----------  ---------  ----------  ---------

Basic net income per share........................................  $     0.00             $     0.09
                                                                    ----------             ----------
                                                                    ----------             ----------
Diluted net income per share......................................  $     0.00             $     0.08
                                                                    ----------             ----------
                                                                    ----------             ----------
Shares used in computing basic net income per share...............      94,763                 81,763
                                                                    ----------             ----------
                                                                    ----------             ----------
Shares used in computing diluted net income per share.............     101,835                 95,196
                                                                    ----------             ----------
                                                                    ----------             ----------

REVENUES

    Netscape derives revenue from product licensing fees and from service fees for: (i) Netcenter transactions, which include Netcenter advertising, search and directory services, trademark licensing, and other Netcenter services, and (ii) maintenance and support services, training, and consulting. In order to enhance understanding of its business, Netscape recently decided to track and report its revenue as follows: (i) revenues from software and services provided to enterprise customers, (ii) revenues from client software and client-related services on a stand-alone basis, and (iii) revenues from Netcenter. Client stand-alone revenues are primarily from the sale of client software only and client-related services. There were no client revenues in the three months ended April 30, 1998 due to Netscape offering its client with no licensing fees beginning in January 1998. Enterprise revenues are primarily from the sale of client and server suites, subscription upgrades, and services such as consulting and technical support. Netcenter revenues are primarily from Netcenter advertising and combined sponsorship packages, which include search and directory services, trademark licensing, and other Netcenter services.

                                                            THREE MONTHS ENDED
                                               --------------------------------------------
                                                  APRIL 30, 1998         MARCH 31, 1997
                                               ---------------------  ---------------------
                                                              (IN THOUSANDS)
Enterprise...................................  $   96,121       75.5% $   67,769       56.2%
Netscape Netcenter...........................      31,109       24.5      19,642       16.3
Client stand-alone...........................      --         --          33,122       27.5
                                               ----------  ---------  ----------  ---------
    Total revenues...........................  $  127,230      100.0% $  120,533      100.0%
                                               ----------  ---------  ----------  ---------
                                               ----------  ---------  ----------  ---------

    TOTAL REVENUES. Total revenues grew 5.6% for the three months ended April 30, 1998 from the three months ended March 31, 1997. In general, Netscape has experienced revenue growth in its product lines as a result of an increased number of software licenses and recent product introductions, as opposed to higher prices. A significant portion of revenue for the three months ended April 30, 1998 was attributable to several large product and Netcenter licensing transactions. In particular, one product licensing transaction accounted for greater than 10% of total revenues for the three months ended April 30, 1998. In general, Netscape's revenue stream is comprised of transactions that have continued to increase significantly in average dollar size over the past year. Netscape expects that such large licensing transactions, including licenses to Original Equipment Manufacturers ("OEMs"), Internet Service Providers ("ISPs"), and enterprise customers, will continue to account for a significant portion of revenue in future periods. If Netscape lost, deferred, or failed to consummate one or more such large product or Netcenter licensing transactions, Netscape's results of operations could be materially adversely affected in future periods.

    LICENSE FEES. Revenues from license fees for the three months ended April 30, 1998 and March 31, 1997 were $77.0 million and $89.9 million, or 60.5% and 74.6.% of total revenues, respectively. Revenues from license fees decreased in both absolute dollars and as a percentage of total revenues primarily due to the absence of client revenue in the three months ended April 30, 1998 due to Netscape offering its client with no licensing fees beginning in January 1998. Netscape expects that revenue from license fees will fluctuate as a percentage of total revenues in the future depending on the timing of new product introductions, customer buying patterns, Netscape pricing actions, competition, and other factors.

    SERVICES. Revenues from services for the three months ended April 30, 1998 and March 31, 1997 were $50.2 million and $30.6 million, or 39.5% and 25.4% of total revenues, respectively. The increase between periods was primarily due to increased Netcenter transactions, as well as to increased professional consulting services. Netscape expects that revenues from services as a percentage of total revenues will fluctuate in future periods depending on the timing, size, and number of Netcenter transactions, expansion of Netscape's professional services consulting organization, and the rate of growth in the installed base of technical support contracts. In particular, increased revenues from services will depend in part upon Netscape's ability to attract and retain qualified professional service consulting personnel, who are in short supply in many key geographical areas.

    CLIENT STAND-ALONE REVENUES. Client stand-alone revenues for the three months ended April 30, 1998 and March 31, 1997 were none and $33.1 million, or 0.0% and 27.5% of total revenues, respectively. The decrease between periods, both in absolute dollars and as a percentage of total revenues, was due to Netscape offering its client with no licensing fees beginning in January 1998.

    ENTERPRISE REVENUES. Enterprise revenues for the three months ended April 30, 1998 and March 31, 1997 were $96.1 million and $67.8 million, or 75.5% and 56.2% of total revenues, respectively. Product licenses for the three months ended April 30, 1998 and March 31, 1997 accounted for approximately $76.1 million and $56.9 million, respectively, of enterprise revenues. Enterprise revenues have increased in both absolute dollars and as a percentage of total revenues between periods due to an expanded product line, higher average transaction sizes, expansion of Netscape's professional services consulting organization, and general growth in the market for intranet-related software products in the corporate environment.

    NETCENTER REVENUES. Netcenter revenues for the three months ended April 30, 1998 and March 31, 1997 were $31.1 million and $19.6 million, or 24.5% and 16.3% of total revenues, respectively. The increases in both absolute dollars and as a percentage of total revenues between periods were due to increased Netcenter transactions and general growth in consumer and business use of the Internet. Netscape believes that Netcenter revenues may fluctuate in future periods as a percentage of total revenues depending on the timing, size, and number of Netcenter transactions.

    CHANNEL MIX. Netscape distributes its products through a combination of direct channels, including field sales, Internet-based sales and telesales, and indirect channels, including OEMs, ISPs, systems integrators, Value Added Resellers ("VARs"), and software retailers. Indirect channel revenues for the three months ended April 30, 1998 and March 31, 1997 were 36.2% and 49.6% of total revenues, respectively. The decrease as a percentage of total revenues was primarily due to increased Netcenter transactions through the direct channel and a number of large enterprise software sales by the direct sales force. Retail channel revenues decreased due to Netscape offering its client with no licensing fees beginning in January 1998. In general, the distribution of revenues among channels will fluctuate in future periods depending on the timing of new product releases, Netscape's ability to expand its use of OEMs, ISPs and VARs, the timing of direct sales to larger enterprise accounts, and customer buying patterns.

    GEOGRAPHIC MIX. International revenues (sales outside of North America) for the three months ended April 30, 1998 and March 31, 1997 were 12.8% and 25.8% of total revenues, respectively. International revenues decreased as a percentage of total revenues due to Netscape offering its client with no licensing fees beginning in January 1998, restructuring of Netscape's European operations (which included reduction in workforce), and economic instability in the Intercontinental Region ("ICON"), which includes the Pacific Rim and Latin America.

    Netscape will continue to make investments in international markets by deploying sales personnel with enterprise sales expertise in several countries in Europe and ICON and by partnering with OEMs, ISPs, and VARs throughout the world. International revenues may fluctuate as a percentage of total revenues in future periods as a result of localized product release timing, competition, the general demand for Internet- and intranet-related products in international markets, the timing of large product and service transactions, and general economic conditions of the regions.

    Netscape invoices the customers of its international subsidiaries predominantly in U.S. dollars, and, to a lesser extent, in local currencies of its subsidiaries (primarily for revenues from services). Netscape has not engaged in foreign currency hedging activities. To the extent of its local currency invoicing, Netscape's international revenues are subject to currency exchange fluctuation risk. To the extent that its local currency invoicing increases in the future, Netscape's exposure to fluctuations in currency exchange rates will increase correspondingly. Currency fluctuations may also effectively increase the cost of Netscape products and services in countries in which customers are invoiced in U.S. dollars.

GROSS MARGIN

    COST OF LICENSE FEES. Cost of license fees for all periods presented consisted primarily of the cost of product materials, royalties paid for licensed technology, and amounts paid to third-party vendors for sales administration and order fulfillment. Cost of license fees for the three months ended April 30, 1998 and

March 31, 1997 were $10.4 million and $9.8 million, or 13.5% and 10.9% of related revenues from license fees, respectively. The increase in both absolute dollars and as a percentage of related license fees between periods was generally due to an increase in third-party phone support associated with the free client. The increase as a percentage of related license fees was also due to fixed royalties paid for licensed technology and relatively fixed amounts paid to third-party vendors on decreased license fees for the same period.

    Netscape believes that the gross margin earned on license fees will fluctuate in future periods depending on the composition of related costs, which includes the costs associated with licensed technology included in both client and server products, and product warranty costs, which include telephone support for client products.

    COST OF SERVICES. Cost of services for all periods presented consisted primarily of outside consulting services and personnel-related costs incurred in providing customer support, consulting services, and fees paid to third parties related to Netcenter advertising revenues. Cost of services for the three months ended April 30, 1998 and March 31, 1997 were $10.0 million and $6.2 million, or 19.8% and 20.3% of related service revenues, respectively. The increase in absolute dollars was primarily due to the increase in professional service personnel. The decrease as a percentage of related revenues from services between periods was due to an increase in Netcenter transaction revenues, which typically have lower associated costs than other services.

    Netscape believes that the gross margin earned on services will fluctuate in future periods depending on the composition of service revenues.

OPERATING EXPENSES

    Netscape's total operating expenses for the three months ended April 30, 1998 and March 31, 1997 were $116.9 million and $94.2 million, or 91.9% and 78.1% of total revenues, respectively. The increase in both absolute dollars and as a percentage of total revenues was primarily due to Netscape's growth and expansion in all operating areas.

    Netscape recorded deferred compensation of $11.1 million for the difference between the grant price and the deemed fair value of Netscape's common stock for stock options granted in the first six months of 1995. Operating expenses include $614,000 of non-cash charges associated with the amortization of such deferred compensation for each of the three months ended April 30, 1998 and March 31, 1997. Netscape is amortizing the remaining deferred compensation to operating expense over the 50-month vesting period of the shares and it will therefore therefore continue to adversely affect Netscape's operating results. Specifically, Netscape will record additional operating expenses of $1.2 million for the ten-month period ended October 31, 1998 related to deferred compensation.

    RESEARCH AND DEVELOPMENT. Research and development expenses for all periods presented consisted primarily of compensation and consulting fees to support research and development. Research and development expenses for the three months ended April 30, 1998 and March 31, 1997 were $33.8 million and $29.6 million, or 26.5% and 24.5% of total revenues, respectively. The increase in absolute dollars and as a percentage of total revenues between periods was generally due to increased staffing associated with the Actra Business Systems, LLC ("Actra") and KIVA Software Corporation acquisitions that closed in the fourth quarter of 1997 and increased external consultant costs.

    The capitalizable portion of the software development costs has been immaterial to date, and, as a result, such costs have been expensed as incurred. Netscape believes that research and development activities are a critical area for investment and intends to increase the level of research and development expenses in future periods, which may increase such expenses as a percentage of total revenues.

    SALES AND MARKETING. Sales and marketing expenses for all periods presented consist of operating expenses associated with Netscape's Enterprise Sales and Marketing organization and all operating expenses associated with Netcenter. As non-sales and marketing Netcenter operating expenses (including hosting, operations, and research and development) are immaterial to the total operating expenses, Netscape currently aggregates such Netcenter expenses within sales and marketing expense.

    Sales and marketing expenses for the three months ended April 30, 1998 and March 31, 1997 were $69.7 million and $54.8 million, or 54.8% and 45.4% of total revenues, respectively. Enterprise sales and marketing expense growth was primarily attributable to increased staffing, particularly in direct sales and direct sales support functions, and marketing staffing between periods. In addition, Netcenter operating expenses increased significantly period to period, reflecting Netscape's investment in developing Netcenter. Increased Netcenter spending was primarily attributable to increased staffing in the marketing and operations groups, expanded online advertising initiatives and the establishment of dedicated sales and engineering functions over the last two fiscal quarters. Netscape plans to increase sales and marketing expenses in future periods, particularly associated with Netcenter, which may increase such expenses as a percentage of total revenues.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for all periods presented consist primarily of compensation, fees for professional services, and accounts receivable allowances. General and administrative expenses for the three months ended April 30, 1998 and March 31, 1997 were $11.9 million and $9.9 million, or 9.4% and 8.2% of total revenues, respectively. The increase in both absolute dollars and as a percentage of total revenues was primarily due to increased staffing, increased fees for professional services, and higher reserves for accounts receivable balances primarily due to the client being offered with no licensing fees beginning in January 1998. Netscape plans to increase general and administrative expenses in future periods, which may cause increases in such expenses as a percentage of total revenues.

    RESTRUCTURING COSTS. In December 1997, Netscape began to implement certain restructuring actions aimed at reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. The restructuring plan resulted from decreased demand for certain Netscape products and Netscape's adoption of a new strategic direction. Netscape incurred $23.0 million related to the restructuring in the fourth calendar quarter of 1997. Netscape incurred the remaining restructuring charges of approximately $12.0 million in January 1998 for severance costs, primarily related to the termination of approximately 400 employees (approximately 13% of its workforce).

    GOODWILL AMORTIZATION. In connection with the acquisition of Actra in December 1997, Netscape allocated $18.3 million to goodwill, which is to be amortized over three years on a straight-line basis from the date of acquisition. Goodwill amortization for the three months ended April 30, 1998 was $1.5 million, and Netscape expects to amortize $1.5 million each quarter through fiscal 2000.

INTEREST INCOME, NET

    Interest income, net, for the three months ended April 30, 1998 and March 31, 1997 was $1.8 million and $2.4 million, respectively. The decrease was due to lower average cash and investment balances. Pre-tax interest income may fluctuate in future periods as a result of changes in Netscape's average cash balances, the structure and duration of the portfolio, and changes in market interest rates for investments.

OTHER INCOME, NET

    Other income, net, for the three months ended April 30, 1998 was $8.3 million primarily due to a one-time gain on the sales of certain equity investments.

EQUITY IN NET LOSSES OF JOINT VENTURES

    Equity in net losses of joint ventures for the three months ended April 30, 1998 and March 31, 1997 was zero and $1.5 million, respectively, reflecting Netscape's share of the net losses of Netscape's joint ventures under the equity method of accounting. Netscape no longer owns more than 20% interest in any joint venture and therefore states its joint ventures at the lesser of cost or net realizable value.

INCOME TAXES

    Netscape anticipates recording a zero income tax provision for the current fiscal year and, accordingly, has recorded no tax provision for the three months ended April 30, 1998, compared to a 35% effective tax rate for the three months ended March 31, 1997. The zero income tax provision could change based on a change in the estimated amount or geographic mix of Netscape's earnings, the amount of permanent reinvestment offshore of a portion of Netscape's 1998 fiscal year earnings, changes in U.S. tax law such as the reinstatement of the research tax credit, or the effect of future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    At April 30, 1998, Netscape's principal source of liquidity was $175.5 million in cash, cash equivalents, and short-term investments, representing a $9.1 million decrease from the December 31, 1997 balance of $184.6 million. During the same period, long-term investments decreased by $15.3 million from $76.7 million at December 31, 1997 to $61.4 million at April 30, 1998, resulting in a net decrease of $24.4 million in cash, cash equivalents, and short- and long-term investments from December 31, 1997 to April 30, 1998. The decrease was primarily attributable to cash used by operating activities in January 1998. Netscape manages its cash and short- and long-term investments so that they are available for working capital, strategic investment opportunities, or other potential needs. Netscape has no material debt.

    For the three months ended April 30, 1998, cash provided by operating activities of $25.7 million related primarily to increases in net income as adjusted for depreciation and amortization, deferred income taxes, and gains on sales of equity investments, in addition to increases in deferred revenues, accounts payable, accrued compensation and related liabilities, and the decline in other accrued liabilities, partially offset by the growth in accounts receivable, other current assets, and accrued restructuring and merger related charges. Cash provided by investing activities of $29.5 million for the three months ended April 30, 1998 related primarily to net sales and maturities of available-for-sale investments of $46.0 million, partially offset by capital expenditures of $16.2 million. The capital expenditures primarily consisted of purchases of computer hardware and software as well as leasehold improvements and furniture and fixtures related to additional leased facilities. Cash provided by financing activities of $1.6 million for the three months ended April 30, 1998 related primarily to proceeds from the issuances of Common Stock under Netscape's stock option and employee stock purchase plans.

    For the three months ended March 31, 1997, cash provided by operating activities of $28.1 million, related primarily to increases in net income as adjusted for depreciation and amortization and deferred income taxes, in addition to increases in deferred revenues, accounts payable, and other accrued liabilities partially offset by the growth in accounts receivable and the decline in accrued compensation and related liabilities. Cash used in investing activities of $17.1 million for the three months ended March 31, 1997 related primarily to capital expenditures of $24.2 million, partially offset by net sales and maturities of available-for-sale investments of $9.1 million. The capital expenditures primarily consisted of purchases of computer hardware and software as well as leasehold improvements and furniture and fixtures related to additional leased facilities. Cash provided by financing activities of $4.2 million for the three months ended March 31, 1997 related primarily to proceeds from the issuances of common stock under Netscape's stock option and employee stock purchase plans.

    Deferred revenues primarily consist of the unrecognized portion of license and service fees received pursuant to training, consulting, Netcenter advertising, and subscription and support contracts, and the unrecognized portion of nonrefundable, prepaid license royalties received pursuant to sublicense agreements. Deferred revenues increased to $138.9 million at April 30, 1998 from $106.2 million at December 31, 1997 due to an increase in the number of sublicense agreements, the amount of prepayments received pursuant to sublicense agreements, and, to a lesser extent, an increase in the number of training, consulting, and Netcenter advertising, and subscription and support contracts.

    Netscape believes existing cash and investments together with any cash flows generated from operations will suffice to meet Netscape's operating requirements for at least the next 12 months.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

       Exhibit 27.1 Financial Data Schedule.

       Exhibit 27.2 Financial Data Schedule.

    (b) Reports on Form 8-K

       1. A Current Report on Form 8-K was filed with the Commission by Netscape on January 5, 1998 to report the announcement of preliminary estimates of results of operations for the quarter ended December 31, 1997.

       2. A Current Report on Form 8-K was filed with the Commission by Netscape on January 22, 1998 to report the announcement of plans to make the next-generation Netscape Communicator Source code available without licensing fees on Netscape's Website.

       3. A Current Report on Form 8-K was filed with the Commission by Netscape on January 28, 1998 to report the announcement for the quarter and full year ended December 31, 1997 results of operations.

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

                                NETSCAPE COMMUNICATIONS
                                CORPORATION

Date:  June 15, 1998            By:    /s/ PETER L.S. CURRIE
                                       --------------------------
                                       Peter L.S. Currie,
                                       EXECUTIVE VICE PRESIDENT
                                       AND CHIEF ADMINISTRATIVE
                                       OFFICER (PRINCIPAL
                                       FINANCIAL OFFICER)

Date:  June 15, 1998            By:    /s/ NOREEN G. BERGIN,
                                       --------------------------
                                       Noreen G. Bergin,
                                       SENIOR VICE PRESIDENT,
                                       FINANCE AND CORPORATE
                                       CONTROLLER (PRINCIPAL
                                       ACCOUNTING OFFICER)