Form 10-Q
period 1998-07-31
NETSCAPE COMMUNICATIONS CORP
filed 1998-09-14
CIK 944458

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

                    FOR THE THREE MONTHS ENDED JULY 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the registrant's Common Stock as of August 31, 1998 was 99,524,658.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                      NETSCAPE COMMUNICATIONS CORPORATION

                                                                                                                    PAGE
                                                                                                                    -----
PART I. FINANCIAL INFORMATION

    Item 1.    Financial Statements (Unaudited)

               (a)        Condensed Consolidated Balance Sheets as of July 31, 1998 and December 31, 1997......           3

               (b)        Condensed Consolidated Statements of Operations for the Three and Six Months Ended
                          July 31, 1998 and June 30, 1997......................................................           4

               (c)        Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31,
                          1998 and June 30, 1997...............................................................           5

               (d)        Notes to Condensed Consolidated Financial Statements.................................           6

    Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........          10

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................          22

PART II. OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders.............................................          25

    Item 6.    Exhibits and Reports on Form 8-K................................................................          25

    Signatures.................................................................................................          26

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      NETSCAPE COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                         JULY 31,    DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                     ASSETS

Current assets:
  Cash and cash equivalents...........................................................  $   103,998   $   55,172
  Short-term investments..............................................................      101,773      129,426
  Accounts receivable, net............................................................      144,686      153,191
  Deferred tax assets.................................................................       37,580       37,336
  Other current assets................................................................       16,643       19,961
                                                                                        -----------  ------------
    Total current assets..............................................................      404,680      395,086

Property and equipment, net...........................................................      143,162      131,093
Long-term investments.................................................................       77,814       76,698
Other assets..........................................................................       28,595       29,943
                                                                                        -----------  ------------
  Total assets........................................................................  $   654,251   $  632,820
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................................  $    39,063   $   40,081
  Accrued compensation and related liabilities........................................       20,360       23,193
  Other accrued liabilities...........................................................       33,347       31,397
  Income taxes payable................................................................        2,570        2,709
  Deferred revenues...................................................................      164,541      106,170
                                                                                        -----------  ------------
    Total current liabilities.........................................................      259,881      203,550

Long-term obligations and installment notes payable...................................          620          215

Stockholders' equity:
  Common stock and additional paid-in capital.........................................      570,014      549,196
  Deferred compensation...............................................................       (2,239)      (3,671)
  Accumulated deficit.................................................................     (173,290)    (119,201)
  Accumulated other comprehensive income (loss).......................................         (735)       2,731
                                                                                        -----------  ------------
    Total stockholders' equity........................................................      393,750      429,055
                                                                                        -----------  ------------
  Total liabilities and stockholders' equity..........................................  $   654,251   $  632,820
                                                                                        -----------  ------------
                                                                                        -----------  ------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                              ------------------------  ------------------------
                                               JULY 31,     JUNE 30,     JULY 31,     JUNE 30,
                                                 1998         1997         1998         1997
                                              -----------  -----------  -----------  -----------
Revenues:
  Product revenues..........................   $  92,293    $  99,490    $ 168,589    $ 189,427
  Service revenues..........................      57,941       36,480      108,875       67,076
                                              -----------  -----------  -----------  -----------
    Total revenues..........................     150,234      135,970      277,464      256,503
Cost of revenues:
  Cost of product revenues..................      10,499        7,591       17,629       14,156
  Cost of service revenues..................      25,438       17,328       49,350       32,828
                                              -----------  -----------  -----------  -----------
    Total cost of revenues..................      35,937       24,919       66,979       46,984
                                              -----------  -----------  -----------  -----------
Gross profit................................     114,297      111,051      210,485      209,519
Operating expenses:
  Research and development..................      37,794       33,167       73,259       63,377
  Sales and marketing.......................      64,433       55,162      121,774      103,185
  General and administrative................      12,612       11,097       24,548       21,020
  Purchased in-process research and
    development.............................      --           52,587       --           52,587
  Goodwill amortization.....................       1,526       --            3,052       --
                                              -----------  -----------  -----------  -----------
    Total operating expenses................     116,365      152,013      222,633      240,169
                                              -----------  -----------  -----------  -----------
Operating loss..............................      (2,068)     (40,962)     (12,148)     (30,650)
Interest income, net........................       2,140        2,445        3,903        4,856
Other income, net...........................          16       --            8,341       --
Equity in net losses of joint ventures......      --           (1,938)      --           (3,439)
                                              -----------  -----------  -----------  -----------
Income (loss) before income taxes...........          88      (40,455)          96      (29,233)
Provision for income taxes..................      --            4,242       --            8,156
                                              -----------  -----------  -----------  -----------
Net income (loss)...........................   $      88    $ (44,697)   $      96    $ (37,389)
                                              -----------  -----------  -----------  -----------
                                              -----------  -----------  -----------  -----------
Basic net income (loss) per share...........   $    0.00    $   (0.53)   $    0.00    $   (0.45)
                                              -----------  -----------  -----------  -----------
                                              -----------  -----------  -----------  -----------
Diluted net income (loss) per share.........   $    0.00    $   (0.53)   $    0.00    $   (0.45)
                                              -----------  -----------  -----------  -----------
                                              -----------  -----------  -----------  -----------
Shares used in computing basic net income
  (loss) per share..........................      96,417       83,884       95,590       82,824
                                              -----------  -----------  -----------  -----------
                                              -----------  -----------  -----------  -----------
Shares used in computing diluted net income
  (loss) per share..........................     104,644       83,884      103,240       82,824
                                              -----------  -----------  -----------  -----------
                                              -----------  -----------  -----------  -----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                          --------------------
                                                                          JULY 31,   JUNE 30,
                                                                            1998       1997
                                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................................................  $      96  $ (37,389)
  Adjustments:
    Depreciation and amortization.......................................     24,320     16,525
    Amortization of deferred compensation...............................      1,228      1,228
    In-process research and development.................................     --         52,587
    Deferred income taxes...............................................     (2,850)    (2,580)
    Gains on sales of equity investments................................     (8,471)    --
  Changes in assets and liabilities:
    Accounts receivable.................................................    (14,218)   (53,955)
    Other current assets................................................      1,372     (3,211)
    Accounts payable....................................................      6,936      9,114
    Accrued compensation and related liabilities........................     (3,776)     4,310
    Other accrued liabilities...........................................       (205)     7,415
    Income taxes payable................................................       (192)     1,357
    Deferred revenues...................................................     64,897     21,278
                                                                          ---------  ---------
Net cash provided by operating activities...............................     69,137     16,679

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures....................................................    (33,877)   (41,042)
Change in other assets..................................................      4,750     (4,138)
Purchases of investments available-for-sale.............................    (82,214)  (121,156)
Maturities of investments available-for-sale............................     81,868     56,616
Sales of investments available-for-sale.................................      7,521     51,249
                                                                          ---------  ---------
Net cash used in investing activities...................................    (21,952)   (58,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on installment notes payable...................................        863      1,284
Proceeds from issuance of common stock, net.............................     16,504     16,080
                                                                          ---------  ---------
Net cash provided by financing activities...............................     17,367     17,364
Effect of foreign exchange rate changes on cash and cash equivalents....         18        304
                                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents....................     64,570    (24,124)
Cash and cash equivalents at beginning of period........................     39,428     88,233
                                                                          ---------  ---------
Cash and cash equivalents at end of period..............................  $ 103,998  $  64,109
                                                                          ---------  ---------
                                                                          ---------  ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid.......................................................  $     236  $   8,235
                                                                          ---------  ---------
                                                                          ---------  ---------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisitions....................................  $  --      $  54,147
                                                                          ---------  ---------
                                                                          ---------  ---------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying financial statements should be read together with the audited consolidated financial statements and accompanying notes for Netscape Communications Corporation ("Netscape") included in Netscape's Annual Report on Form 10-K for the year ended December 31, 1997.

    The accompanying unaudited, condensed and consolidated financial statements include the accounts of Netscape and its wholly owned subsidiaries and reflect all adjustments that Netscape believes are necessary to fairly present results for the periods shown. All significant intercompany accounts and transactions have been eliminated. The results of operations for all periods do not necessarily indicate the results expected for the full fiscal year or for any future period. The condensed and consolidated balance sheet as of December 31, 1997 was derived from audited consolidated financial statements at that date.

    For the three months ended July 31, 1998, Netscape began to present separately the results of operations for its two segments, Enterprise software and Netcenter. Netscape's management evaluates the financial performance of these two segments separately and believes that this more detailed information will enable investors and analysts to evaluate the individual performance of each segment. The Enterprise software segment of Netscape's business encompasses Netscape's full line of Enterprise software solutions and professional services for the intranet and extranet. The Netcenter segment encompasses Netscape's Internet portal (Netcenter) and client business.

    Statement of Financial Accounting Standards No. 131 ("SFAS 131") may require additional disclosure of Netscape's Enterprise software and Netcenter segments. Netscape will comply with the requirements of SFAS 131 for its fiscal year ending October 31, 1998.

RECLASSIFICATION

    Netscape has reclassified from sales and marketing expenses to cost of service revenues all costs related to worldwide professional services, technical support, and training for prior periods to conform with the current period presentation. Previously, these costs were partly allocated to cost of service revenues based in part upon the relative share of billable activity. This reclassification of costs will closely align its financial presentation with industry practices and allow for more comparable financial measurement. Netscape has also reclassified to cost of service revenues certain manufacturing costs, technical support expenses and royalty payments related to its non-revenue earning client as these costs are attributed to the Netcenter segment. See "Basis of Presentation" in "Notes to Condensed Consolidated Financial Statements."

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

                      NETSCAPE COMMUNICATIONS CORPORATION

                                  (UNAUDITED)

    These condensed financial statements include the three and six months ended June 30, 1997 as the prior year, previously reported periods most comparable to the three and six months ended July 31, 1998. Netscape is not separately recalculating its results for the three and six months ended July 31, 1997. Such a separate calculation would be unreasonably costly and burdensome at a time when Netscape is seeking to reduce operating expenses. Netscape also believes that the results for the three and six months ended July 31, 1997 would not materially differ from the results for the three and six months ended June 30, 1997 because each quarterly period contained one month that was treated as the "first month" of a quarter and two months treated as the "second and third months" of a quarter. Netscape does not believe that the seasonal buying patterns of its enterprise customers materially affects the comparability of these periods.

REVENUE RECOGNITION

    Product revenues come from the Enterprise software segment and service revenues come from both the Enterprise software and the Netcenter segments. Enterprise software revenue comes from product licensing fees, technical support, consulting, and, to a lesser extent, training services. Enterprise product licensing fees are primarily from the sale of software licenses and subscriptions. Netscape derives its Netcenter revenue from service fees from Netcenter advertising, sponsorship, and other Netcenter services. Netcenter sponsorship revenue primarily includes trademark fees, fees from revenue sharing arrangements, and search and directory services.

    Netscape generally recognizes license fees, net of allowances for future returns, when a license agreement is in effect, the product has been shipped, the license fee is fixed or determinable, and collectibility is reasonably assured. Netscape generally recognizes license fees from original equipment manufacturers ("OEMs") and certain other resellers upon delivery of product masters, provided that the license fees are fixed and collectibility does not depend upon resale to the end users; otherwise, Netscape recognizes these license fees upon notification of delivery to the end users. Netscape recognizes license and service fees from customer subscription and technical support contracts ratably over the term of the contract period. Payments for subscriptions are generally made in advance and are nonrefundable. Netscape recognizes service fees from Netcenter advertising ratably over the term of the contract beginning when the advertising is displayed on Netcenter. Netscape recognizes service fees from sponsorships based on actual traffic incurred or contracted minimums, and trademark fees when a license agreement is in effect, the fees are fixed, and collectibility is reasonably assured. Netscape recognizes service fees from training and consulting when the services are performed.

RECENT PRONOUNCEMENTS

    In 1997, SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for years commencing after December 15, 1997. Netscape will comply with the requirements of SFAS 131 in its Annual Report on Form 10-K for the fiscal year ending October 31, 1998.

2. PER SHARE AMOUNTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 replaces the former calculations of primary and fully diluted earnings per share with basic and diluted earnings per share. As required, Netscape adopted SFAS 128 in 1997 and restated earnings per share calculations for all prior periods. Netscape's basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share further includes dilutive (determined using the treasury stock

                      NETSCAPE COMMUNICATIONS CORPORATION

                                  (UNAUDITED)

method) potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and outstanding common shares subject to repurchase. The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended July 31, 1998 and June 30, 1997:

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    ----------------------  ----------------------
                                                                     JULY 31,    JUNE 30,    JULY 31,    JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1998        1997        1998        1997
                                                                    ----------  ----------  ----------  ----------
Numerator:
  Net income (loss)...............................................  $       88  $  (44,697) $       96  $  (37,389)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

Denominator:
  Weighted average common shares outstanding......................      98,691      90,642      98,525      90,181
  Weighted average outstanding common shares subject to
    repurchase....................................................      (2,274)     (6,758)     (2,935)     (7,357)
                                                                    ----------  ----------  ----------  ----------
  Denominator for basic net income (loss) per share...............      96,417      83,884      95,590      82,824
  Dilutive employee stock options and outstanding common shares
    subject to repurchase.........................................       8,227      --           7,650      --
                                                                    ----------  ----------  ----------  ----------
  Denominator for diluted net income (loss) per share.............     104,644      83,884     103,240      82,824
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

  Basic net income (loss) per share...............................  $     0.00  $    (0.53) $     0.00  $    (0.45)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
  Diluted net income (loss) per share.............................  $     0.00  $    (0.53) $     0.00  $    (0.45)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

3. OTHER INCOME, NET

    Other income, net, for the three and six months ended July 31, 1998 was zero and $8.3 million, respectively, primarily due to a one-time gain on the sales of certain equity investments in the six months ended July 31, 1998.

4. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. Netscape had comprehensive income (loss) comprised of net unrealized gain on available-for-sale securities and accumulated foreign currency translation adjustments. The components of comprehensive income (loss), net of related tax, for the three and six months ended July 31, 1998 and June 30, 1997 were as follows:

                                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        -----------------------  ---------------------
                                                                         JULY 31,     JUNE 30,   JULY 31,    JUNE 30,
(IN THOUSANDS)                                                             1998         1997       1998        1997
                                                                        -----------  ----------  ---------  ----------
Net income (loss).....................................................   $      88   $  (44,697) $      96  $  (37,389)
Net unrealized gain on available-for-sale investments and
  reclassification adjustment.........................................          30        2,192     (2,939)      2,167
Foreign currency translation adjustments..............................           8         (131)        18         304
                                                                             -----   ----------  ---------  ----------
  Comprehensive income (loss).........................................   $     126   $  (42,636) $  (2,825) $  (34,916)
                                                                             -----   ----------  ---------  ----------
                                                                             -----   ----------  ---------  ----------

                      NETSCAPE COMMUNICATIONS CORPORATION

                                  (UNAUDITED)

    The components of accumulated other comprehensive income (loss), net of related tax, at July 31, 1998 and December 31, 1997 were as follows:

                                                                                  JULY 31,   DECEMBER 31,
(IN THOUSANDS)                                                                      1998         1997
                                                                                  ---------  -------------
Net unrealized gain on available-for-sale investments...........................  $      89    $   3,433
Foreign currency translation adjustments........................................       (824)        (702)
                                                                                  ---------       ------
  Accumulated other comprehensive income (loss).................................  $    (735)   $   2,731
                                                                                  ---------       ------
                                                                                  ---------       ------

5. HEDGING OF INTERCOMPANY BALANCES

    In June 1998, Netscape initiated hedging activities to mitigate the impact of changes in foreign exchange rates on intercompany balances. Netscape is using foreign exchange forward contracts as a vehicle for hedging these intercompany balances. A forward foreign exchange contract obligates Netscape to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates and to make or receive an equivalent U.S. dollar payment equal to the value of such exchange. For these contracts that are designated and effective as hedges, realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured, and terminated contracts) are included in other income, and net discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are also accreted or amortized to other income, net over the life of each contract, using the straight-line method. These gains and losses offset gains and losses on intercompany balances, which are also included in other income, net. The related amounts due to or from counterparties are included in other assets or other liabilities. In general, these foreign exchange forward contracts have three months or less to maturity. At July 31, 1998, Netscape's hedged positions totaled the equivalent of $3.8 million, and all hedge positions had maturity dates within three months.

    THIS QUARTERLY REPORT ON FORM 10-Q ("FORM 10-Q") FOR NETSCAPE COMMUNICATIONS CORPORATION ("NETSCAPE") CONTAINS FORWARD-LOOKING STATEMENTS MADE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "BUSINESS" AND "FACTORS AFFECTING NETSCAPE'S BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION" ON PAGES 20 THROUGH 35 IN THE ANNUAL REPORT ON FORM 10-K ("ANNUAL REPORT") FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("COMMISSION") ON MARCH 27, 1998. READERS SHOULD NOT RELY UNDULY ON FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY THE OPINION OF NETSCAPE AS OF THE DATE HEREOF. UNLESS REQUIRED BY LAW, NETSCAPE UNDERTAKES NO OBLIGATION TO REVISE FORWARD-LOOKING STATEMENTS. READERS SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS NETSCAPE FILES FROM TIME TO TIME WITH THE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q, AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Netscape Communications Corporation ("Netscape") offers software, services, and Website resources to businesses and consumers using the Internet.

    Netscape is a leading provider of software and services for businesses that want to transform the way they create and keep customers in the emerging Net Economy. Netscape offers a full line of enterprise software solutions and professional services designed to help companies build, buy or outsource Internet applications that drive revenue growth, build customer loyalty, and create new levels of business efficiency.

    Complementing and building upon its software and services offerings, Netscape first launched its Netcenter Website (Internet portal) in September 1997. In June 1998, Netscape redesigned Netcenter to use an industry-standard, channel-based format, including Business, Entertainment, and other channels. The new channel-based format offers consumers an improved interface and lets advertisers more effectively target consumers.

SEGMENT PRESENTATION

    For the three months ended July 31, 1998, Netscape began to present separately the results of operations for its two segments individually, Enterprise software and Netcenter. Netscape's management evaluates the financial performance of these two segments separately and believes that this more detailed information will enable investors and analysts to evaluate the individual performance of each segment. The Enterprise software segment of Netscape's business encompasses Netscape's full line of Enterprise software solutions and professional services for the intranet and extranet. The Netcenter segment encompasses Netscape's Internet portal (Netcenter) and client business.

    Statement of Financial Accounting Standards No. 131 ("SFAS 131") may require additional disclosure of Netscape's Enterprise software and Netcenter segments. Netscape will comply with the requirements of SFAS 131 for its fiscal year ending October 31, 1998.

RECLASSIFICATION

    Netscape has reclassified from sales and marketing expenses to cost of service revenues all costs related to worldwide professional services, technical support, and training for prior periods to conform with the current period presentation. Previously, these costs were partly allocated to cost of service revenues based in part upon the relative share of billable activity. This reclassification of costs will closely align its financial presentation with industry practices and allow for more comparable financial measurement. Netscape has also reclassified to cost of service revenues certain manufacturing costs, technical support expenses and royalty payments related to its non-revenue earning client and attributed these costs to the Netcenter segment. See "Basis of Presentation" in "Notes to Condensed Consolidated Financial Statements."

CHANGE IN YEAR END

    In February 1998, the Board of Directors of Netscape approved a change in Netscape's fiscal year to November 1 through October 31, effective for the ten-month period ending October 31, 1998. Netscape previously reported results on a calendar fiscal year from January 1 through December 31. The Board's action reflects Netscape's increased focus on enterprise software and services and aligns Netscape's financial reporting practices with its business strategy by taking into account the seasonal buying patterns of enterprise customers.

    These condensed financial statements include the three and six months ended June 30, 1997 as the prior year, previously reported periods most comparable to the three and six months ended July 31, 1998. Netscape is not separately recalculating its results for the three and six months ended July 31, 1997. Such a separate calculation would be unreasonably costly and burdensome at a time when Netscape is seeking to reduce operating expenses. Netscape also believes that the results for the three and six months ended July 31, 1997 would not materially differ from the results for the three and six months ended June 30, 1997 because each quarter contained one month that was treated as the "first month" of a quarter and two months treated as the "second and third months" of a quarter. Unless otherwise discussed herein, Netscape does not believe that the seasonal buying patterns of its enterprise customers in those quarters materially affects the comparability of these periods.

RESULTS OF OPERATIONS--NETSCAPE CONSOLIDATED

    The following tables and discussion compare the results of operations for the three and six months ended July 31, 1998 and June 30, 1997 for Netscape.

                                                                                      THREE MONTHS ENDED
                                                                         --------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                        JULY 31, 1998          JUNE 30, 1997
                                                                         ---------------------  ---------------------
Revenues:
  Product revenues.....................................................  $   92,293       61.4% $   99,490       73.2%
  Service revenues.....................................................      57,941       38.6      36,480       26.8
                                                                         ----------  ---------  ----------  ---------
    Total revenues.....................................................     150,234      100.0     135,970      100.0
Cost of revenues:
  Cost of product revenues.............................................      10,499        7.0       7,591        5.6
  Cost of service revenues.............................................      25,438       16.9      17,328       12.7
                                                                         ----------  ---------  ----------  ---------
    Total cost of revenues.............................................      35,937       23.9      24,919       18.3
                                                                         ----------  ---------  ----------  ---------
Gross profit...........................................................     114,297       76.1     111,051       81.7
Operating expenses:
  Research and development.............................................      37,794       25.2      33,167       24.4
  Sales and marketing..................................................      64,433       42.9      55,162       40.5
  General and administrative...........................................      12,612        8.4      11,097        8.2
  Purchased in-process research and development and merger related
    charges............................................................      --         --          52,587       38.7
  Goodwill amortization................................................       1,526        1.0      --         --
                                                                         ----------  ---------  ----------  ---------
    Total operating expenses...........................................     116,365       77.5     152,013      111.8
                                                                         ----------  ---------  ----------  ---------
Operating loss.........................................................      (2,068)      (1.4)    (40,962)     (30.1)
Interest income, net...................................................       2,140        1.4       2,445        1.8
Other income, net......................................................          16     --          --         --
Equity in net losses of joint ventures.................................      --         --          (1,938)      (1.5)
                                                                         ----------  ---------  ----------  ---------
Income (loss) before income taxes......................................          88     --         (40,455)     (29.8)
Provision for income taxes.............................................      --         --           4,242        3.1
                                                                         ----------  ---------  ----------  ---------
Net income (loss)......................................................  $       88     --%     $  (44,697)     (32.9)%
                                                                         ----------  ---------  ----------  ---------
                                                                         ----------  ---------  ----------  ---------
Basic net income (loss) per share......................................  $     0.00             $    (0.53)
                                                                         ----------             ----------
                                                                         ----------             ----------
Diluted net income (loss) per share....................................  $     0.00             $    (0.53)
                                                                         ----------             ----------
                                                                         ----------             ----------
Shares used in computing basic net income (loss) per share.............      96,417                 83,884
                                                                         ----------             ----------
                                                                         ----------             ----------
Shares used in computing diluted net income (loss) per share...........     104,644                 83,884
                                                                         ----------             ----------
                                                                         ----------             ----------

                                                                                       SIX MONTHS ENDED
                                                                         --------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                        JULY 31, 1998          JUNE 30, 1997
                                                                         ---------------------  ---------------------
Revenues:
  Product revenues.....................................................  $  168,589       60.8% $  189,427       73.8%
  Service revenues.....................................................     108,875       39.2      67,076       26.2
                                                                         ----------  ---------  ----------  ---------
    Total revenues.....................................................     277,464      100.0     256,503      100.0
Cost of revenues:
  Cost of product revenues.............................................      17,629        6.4      14,156        5.5
  Cost of service revenues.............................................      49,350       17.8      32,828       12.8
                                                                         ----------  ---------  ----------  ---------
    Total cost of revenues.............................................      66,979       24.2      46,984       18.3
                                                                         ----------  ---------  ----------  ---------
Gross profit...........................................................     210,485       75.8     209,519       81.7

Operating expenses:
  Research and development.............................................      73,259       26.4      63,377       24.7
  Sales and marketing..................................................     121,774       43.9     103,185       40.2
  General and administrative...........................................      24,548        8.8      21,020        8.2
  Purchased in-process research and development and merger related
    charges............................................................      --         --          52,587       20.5
  Goodwill amortization................................................       3,052        1.1      --         --
                                                                         ----------  ---------  ----------  ---------
    Total operating expenses...........................................     222,633       80.2     240,169       93.6
                                                                         ----------  ---------  ----------  ---------
Operating loss.........................................................     (12,148)      (4.4)    (30,650)     (11.9)
Interest income, net...................................................       3,903        1.4       4,856        1.9
Other income, net......................................................       8,341        3.0      --         --
Equity in net losses of joint ventures.................................      --         --          (3,439)      (1.4)
                                                                         ----------  ---------  ----------  ---------
Income (loss) before income taxes......................................          96     --         (29,233)     (11.4)
Provision for income taxes.............................................      --         --           8,156        3.2
                                                                         ----------  ---------  ----------  ---------
Net income (loss)......................................................  $       96     --%     $  (37,389)     (14.6)%
                                                                         ----------  ---------  ----------  ---------
                                                                         ----------  ---------  ----------  ---------
Basic net income (loss) per share......................................  $     0.00             $    (0.45)
                                                                         ----------             ----------
                                                                         ----------             ----------
Diluted net income (loss) per share....................................  $     0.00             $    (0.45)
                                                                         ----------             ----------
                                                                         ----------             ----------
Shares used in computing basic net income (loss) per share.............      95,590                 82,824
                                                                         ----------             ----------
                                                                         ----------             ----------
Shares used in computing diluted net income (loss) per share...........     103,240                 82,824
                                                                         ----------             ----------
                                                                         ----------             ----------

REVENUES

    Product revenues are derived from the Enterprise software segment and service revenues are derived from both the Enterprise software and the Netcenter segments. Netscape derives its Enterprise software revenue from product licensing fees, technical support, consulting, and, to a lesser extent, training services. Enterprise product licensing fees are primarily from the sale of software licenses and subscriptions. Netscape derives its Netcenter revenue from service fees from Netcenter advertising, sponsorships, and other Netcenter services. Netcenter sponsorship revenue primarily includes trademark fees, fees from revenue sharing arrangements, and search and directory services. As a result of Netscape offering its client for free beginning in January 1998, there were no revenues related to the sale of stand-alone client software and client-related services in the three and six months ended July 31, 1998. Netscape does not expect any future client stand-alone revenue.

    TOTAL REVENUES. Total revenues grew 10.5% and 8.2% for the three and six months ended July 31, 1998 from the three and six months ended June 30, 1997, respectively. In general, where Netscape has experienced revenue growth in its product lines, that growth has resulted from an increased number of software licenses and recent product introductions, rather than increased prices. A significant portion of revenue for the three and six months ended July 31, 1998 was attributable to several large product and Netcenter transactions. In general, the number of these large transactions has continued to increase, although the average dollar size has remained relatively consistent over the past year. Netscape expects that such large transactions, including licenses to Original Equipment Manufacturers ("OEMs"), other resellers, and enterprise customers, will continue to account for a significant portion of revenue in future periods. If Netscape lost, deferred, or failed to consummate one or more such large product or Netcenter transactions, Netscape's results of operations could be materially adversely affected in future periods.

    PRODUCT REVENUES. Product revenues for the three months ended July 31, 1998 and June 30, 1997 were $92.3 million and $99.5 million, or 61.4% and 73.2% of total revenues, respectively. Product revenues for the six months ended July 31, 1998 and June 30, 1997 were $168.6 million and $189.4 million, or 60.8% and 73.8% of total revenues, respectively. Product revenues decreased in both absolute dollars and as a percentage of total revenues in all periods primarily due to the significant reduction in client revenue in the three and six months ended July 31, 1998 as a result of Netscape's decision to offer its client for free beginning in January 1998. Product revenues further decreased as a percentage of total revenues due to the increase in Netcenter service revenues. Stand-alone client revenues were $32.0 million and $65.1 million for the three and six months ended June 30, 1997, respectively. Excluding stand-alone client revenues, product revenues increased 36.7% and 35.6% from the three and six months ended June 30, 1997 to the three and six months ended July 31, 1998, respectively. The increases in all periods were primarily due to increased Enterprise Software transactions and recent product introductions. Netscape expects that product revenues will fluctuate as a percentage of total revenues in the future depending on the timing of new product introductions, customer buying patterns, Netscape pricing actions, competition, and other factors.

    SERVICE REVENUES. Service revenues for the three months ended July 31, 1998 and June 30, 1997 were $57.9 million and $36.5 million, or 38.6% and 26.8% of total revenues, respectively. Service revenues for the six months ended July 31, 1998 and June 30, 1997 were $108.9 million and $67.1 million, or 39.2% and 26.2% of total revenues, respectively. Service revenues increased in both absolute dollars and as a percentage of total revenues in all periods primarily due to increased Netcenter transactions, as well as to increased professional consulting services. Netscape expects that service revenues as a percentage of total revenues will fluctuate in future periods depending on the timing, size, and number of Netcenter transactions, Netcenter viewership, expansion of Netscape's professional services consulting organzlation, and the rate of growth in the installed base of technical support contracts.

    CHANNEL MIX. Netscape distributes its software products through a combination of direct channels, including field sales, Internet-based sales and telesales, and indirect channels, including OEMs, Internet Service Providers ("ISPs"), systems integrators, and other resellers. Indirect channel revenues for the three months ended July 31, 1998 and June 30, 1997 were 43.3% and 49.2% of total revenues, respectively. Indirect channel revenues for the six months ended July 31, 1998 and June 30, 1997 were 40.1% and 49.4% of total revenues, respectively. Indirect channel revenues decreased as a percentage of total revenues in all periods primarily due to increased Netcenter transactions through the direct channel, a number of large Enterprise software sales by the direct sales force, and the significant reduction in retail channel revenues due to Netscape offering its client for free beginning in January 1998. In general, the distribution of revenues among channels will fluctuate in future periods depending on the timing of new product releases, Netscape's ability to expand its use of OEMs, ISPs and other resellers, the mix of Netcenter service revenues (which are largely direct sales) to total revenues, the timing of direct sales to large Enterprise accounts and customer buying patterns.

    GEOGRAPHIC MIX. International revenues (sales outside of North America) for the three months ended July 31, 1998 and June 30, 1997 were 11.3% and 30.3% of total revenues, respectively. International revenues for the six months ended July 31, 1998 and June 30,1997 were 11.9% and 28.2% of total revenues, respectively. International revenues decreased as a percentage of total revenues in all periods due to Netscape offering its client for free beginning in January 1998, increased Netcenter revenues which were primarily domestic, the restructuring of Netscape's European operations (which included a reduction in workforce), and product transition and economic instability in the Intercontinental Region ("ICON"), particularly Japan.

    Netscape will continue to make investments in international markets by deploying sales personnel with enterprise sales expertise in several countries in Europe and ICON and by partnering with OEMs, ISPs, and other resellers throughout the world. International revenues may fluctuate as a percentage of total revenues in future periods as a result of localized product release timing, competition, the general demand for Internet- and intranet-related products in international markets, the timing of large product and service transactions, and general economic conditions of the regions.

GROSS MARGIN

                                                                                       THREE MONTHS ENDED
                                                                           ------------------------------------------
(IN THOUSANDS)                                                                JULY 31, 1998         JUNE 30, 1997
                                                                           --------------------  --------------------
Product gross margin:
  Product revenues.......................................................  $  92,293      100.0% $  99,490      100.0%
  Cost of product revenues...............................................     10,499       11.4      7,591        7.6
                                                                           ---------  ---------  ---------  ---------
    Gross margin.........................................................  $  81,794       88.6% $  91,899       92.4%
                                                                           ---------  ---------  ---------  ---------
Service gross margin:
  Service revenues.......................................................  $  57,941      100.0% $  36,480      100.0%
  Cost of service revenues...............................................     25,438       43.9     17,328       47.5
                                                                           ---------  ---------  ---------  ---------
    Gross margin.........................................................  $  32,503       56.1% $  19,152       52.5%
                                                                           ---------  ---------  ---------  ---------

                                                                                       SIX MONTHS ENDED
                                                                         --------------------------------------------
(IN THOUSANDS)                                                               JULY 31, 1998          JUNE 30, 1997
                                                                         ---------------------  ---------------------
Product gross margin:
  Product revenues.....................................................  $  168,589      100.0% $  189,427      100.0%
  Cost of product revenues.............................................      17,629       10.5      14,156        7.5
                                                                         ----------  ---------  ----------  ---------
    Gross margin.......................................................  $  150,960       89.5% $  175,271       92.5%
                                                                         ----------  ---------  ----------  ---------

Service gross margin:
  Service revenues.....................................................  $  108,875      100.0% $   67,076      100.0%
  Cost of service revenues.............................................      49,350       45.3      32,828       48.9
                                                                         ----------  ---------  ----------  ---------
    Gross margin.......................................................  $   59,525       54.7% $   34,248       51.1%
                                                                         ----------  ---------  ----------  ---------

    Netscape's gross margin consists primarily of Enterprise software and Netcenter revenues offset by the costs of these product and service revenues. Costs associated with product revenues are product material costs, royalties paid for licensed technology, and amounts paid to third-party vendors for sales administration and order fulfillment. Costs associated with service revenues are outside consulting services, personnel-related costs incurred in providing customer support and professional services, costs associated with Netcenter operations, certain costs associated with free client distribution, and fees paid to third parties related to Netcenter advertising.

    Product gross margins for the three months ended July 31, 1998 and June 30, 1997 were 88.6% and 92.4%, respectively. Product gross margins for the six months ended July 31, 1998 and June 30, 1997 were 89.5% and 92.5%, respectively. Product gross margins decreased primarily due to an increase in third-party phone support associated with the free client, as well as fixed royalties paid for licensed technology and relatively fixed amounts paid to third-party vendors on decreased license fees for the same period.

    Service gross margins for the three months ended July 31, 1998 and June 30, 1997 were 56.1% and 52.5%, respectively. Service gross margins for the six months ended July 31, 1998 and June 30, 1997 were 54.7% and 51.1%, respectively. Service gross margins increased primarily due to increased Netcenter transaction revenues, which typically have lower associated costs than product and other service revenues.

    Netscape believes that the gross margin earned on product revenues will fluctuate in future periods depending on the relative make-up of those products, as different product lines have different levels of costs, such as costs associated with licensed technology included in both client and server products, and product warranty costs, which include telephone support for client products. Netscape believes that the gross margin earned on services will fluctuate in future periods depending on the composition of service revenues.

OPERATING EXPENSES

    Netscape's total operating expenses for the three months ended July 31, 1998 and June 30, 1997 were $116.4 million and $152.0 million, or 77.5% and 111.8% of total revenues, respectively. Total operating expenses for the six months ended July 31, 1998 and June 30, 1997 were $222.6 million and $240.2 million, or 80.2% and 93.6% of total revenues, respectively. Total operating expenses decreased in both absolute dollars and as a percentage of total revenues in all periods due to the purchased in-process research and development charges in the three months ended June 30, 1997 relating to the acquisitions of Portola Communications, Inc. ("Portola") and Digital Style Corporation ("Digital Style").

    Total operating expenses, excluding purchased in-process research and development and merger related charges and goodwill amortization, for the three months ended July 31, 1998 and June 30, 1997 were $114.8 million and $99.4 million, or 76.4% and 73.1% of total revenues, respectively. Total operating expenses, excluding purchased in-process research and development and merger related charges and goodwill amortization, for the six months ended July 31, 1998 and June 30, 1997 were $219.6 million and $187.6 million, or 79.1% and 73.1% of total revenues, respectively. The increases in both absolute dollars and as a percentage of total revenues in all periods were generally due to Netscape's growth and expansion in all operating areas.

    Netscape recorded deferred compensation of $11.1 million for the difference between the grant price and the deemed fair value of Netscape's common stock for stock options granted in the first six months of 1995. Operating expenses include $614,000 of non-cash charges associated with the amortization of such deferred compensation for each of the three months ended July 31, 1998 and June 30, 1997, respectively, and $1.2 million in each of the six months ended July 31, 1998 and June 30, 1997, respectively. Netscape is amortizing the remaining deferred compensation to operating expense over the 50-month vesting period of the shares and it will therefore continue to adversely affect Netscape's operating results. Specifically, Netscape will record additional operating expenses of $614,000 for the quarter ending October 31, 1998 related to deferred compensation.

    RESEARCH AND DEVELOPMENT. Research and development expenses for all periods presented consisted primarily of compensation and consulting fees to support research and development. Research and development expenses for the three months ended July 31, 1998 and June 30, 1997 were $37.8 million and $33.2 million, or 25.2% and 24.4% of total revenues, respectively. Research and development expenses for the six months ended July 31, 1998 and June 30, 1997 were $73.3 million and $63.4 million, or 26.4% and 24.7% of total revenues, respectively. Research and development increased in both absolute dollars and as a percentage of total revenues in all periods primarily due to increased staffing and external consultant costs associated with the acquisitions of Actra Business Systems, LLC ("Actra") and KIVA Software Corporation, which closed in the three months ended December 31, 1997.

    The capitalizable portion of software development costs has been immaterial to date, and, as a result, such costs have been expensed as incurred. Netscape believes that research and development activities are a critical area for investment and intends to increase the level of research and development expenses in future periods, which may increase such expenses as a percentage of total revenues.

    SALES AND MARKETING. Sales and marketing expenses for all periods presented consisted of operating expenses associated with Netscape's Enterprise and Netcenter sales and marketing organizations. Sales and marketing expenses for the three months ended July 31, 1998 and June 30, 1997 were $64.4 million and $55.2 million, or 42.9% and 40.5% of total revenues, respectively. Sales and marketing expenses for the six months ended July 31, 1998 and June 30, 1997 were $121.8 million and $103.2 million, or 43.9% and 40.2% of total revenues, respectively. Sales and marketing expenses increased in both absolute dollars and as a percentage of total revenues in all periods due to increased staffing, particularly in direct sales and direct sales support functions, and marketing staffing in the enterprise software segment, as well as increased staffing in the marketing and operations groups, expanded online advertising initiatives and the establishment of dedicated sales and engineering functions in the Netcenter organization. Netscape plans to increase sales and marketing expenses in future periods, particularly associated with Netcenter, which may increase such expenses as a percentage of total revenues.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for all periods presented consisted primarily of compensation, fees for professional services, and accounts receivable allowances. General and administrative expenses for the three months ended July 31, 1998 and June 30, 1997 were $12.6 million and $11.1 million, or 8.4% and 8.2% of total revenues, respectively. General and administrative expenses for the six months ended July 31, 1998 and June 30, 1997 were $24.5 million and $21.0 million, or 8.8% and 8.2% of total revenues, respectively. General and administrative expenses increased in both absolute dollars and as a percentage of total revenues in all periods primarily due to increased staffing, increased fees for professional services, and higher reserves for accounts receivable balances primarily due to the client being offered with no licensing fees beginning in January 1998. Netscape plans to increase general and administrative expenses in future periods, which may cause increases in such expenses as a percentage of total revenues.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT AND MERGER RELATED CHARGES. In the three months ended June 30, 1997, Netscape incurred $52.6 million in purchased in-process research and development and merger related charges associated with the acquisitions of Portola and DigitalStyle.

    GOODWILL AMORTIZATION. In connection with the acquisition of Actra in December 1997, Netscape allocated $18.3 million to goodwill, which is to be amortized over three years on a straight-line basis from the date of acquisition. Goodwill amortization for the three and six months ended July 31, 1998 was $1.5 million and $3.1 million, respectively. Netscape expects to amortize $1.5 million each quarter through fiscal 2000.

RESULTS OF OPERATIONS--ENTERPRISE SOFTWARE SEGMENT

    The following tables and discussion set forth the results of operations for the three months ended July 31, 1998 and April 30, 1998 for the Enterprise software segment of Netscape.

                         ENTERPRISE SOFTWARE SEGMENT *

                                                       THREE MONTHS ENDED
                                           ------------------------------------------
(IN THOUSANDS)                                JULY 31, 1998         APRIL 30, 1998
                                           --------------------  --------------------
Revenues:
  Product revenues.......................  $  92,293       82.7% $  76,296       79.4%
  Service revenues.......................     19,291       17.3     19,825       20.6
                                           ---------  ---------  ---------  ---------
    Total revenues.......................    111,584      100.0     96,121      100.0
Cost of revenues:
  Cost of product revenues...............     10,499        9.4      7,130        7.4
  Cost of service revenues...............     19,316       17.3     17,358       18.1
                                           ---------  ---------  ---------  ---------
    Total cost of revenues...............     29,815       26.7     24,488       25.5
                                           ---------  ---------  ---------  ---------
Gross profit.............................     81,769       73.3     71,633       74.5
Operating expenses:
  Research and development...............     25,046       22.4     25,064       26.1
  Sales and marketing....................     48,270       43.3     44,662       46.4
  General and administrative.............      8,796        7.9      8,750        9.1
                                           ---------  ---------  ---------  ---------
    Total operating expenses.............     82,112       73.6     78,476       81.6
                                           ---------  ---------  ---------  ---------
Operating loss...........................  $    (343)      (0.3)% $  (6,843)      (7.1)%
                                           ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------

* The Enterprise software segment operating expenses do not include goodwill amortization.

REVENUES--ENTERPRISE SOFTWARE SEGMENT

    PRODUCT REVENUES. Enterprise product revenues for the three months ended July 31, 1998 and April 30, 1998 were $92.3 million and $76.3 million, or 82.7% and 79.4% of total revenues, respectively. Enterprise product revenues have increased in both absolute dollars and as a percentage of total revenues between periods due to increased Enterprise transactions over all product lines and increased transaction sizes, as well as an increase in the number of large transactions.

    SERVICE REVENUES. Netscape derives Enterprise service revenues from technical support services, consulting, and, to a lesser extent, training related to software products. Enterprise service revenues for the three months ended July 31, 1998 and April 30, 1998 were $19.3 million and $19.8 million, or 17.3% and 20.6% of total revenues, respectively. Enterprise service revenues remained relatively flat in absolute dollars and decreased as a percentage of total Enterprise revenues between periods due to growth in technical support contracts offset by reduced hours billed in professional services.

    CHANNEL MIX. Netscape distributes its Enterprise products through a combination of direct channels, including field sales, Internet-based sales and telesales, and indirect channels, including OEMs, ISPs, systems integrators, and other resellers. Indirect channel revenues for the three months ended July 31, 1998 and April 30, 1998 were 58.2% and 48.1% of total revenues, respectively. Indirect channel revenues increased as a percentage of total revenues primarily due to an increase in OEM revenues.

    GEOGRAPHIC MIX. Enterprise international revenues (sales outside of North America) for the three months ended July 31, 1998 and April 30, 1998 were 13.2% and 16.9% of total revenues, respectively.

International revenues decreased as a percentage of total revenues between periods due to a decline in Enterprise revenue in the ICON region, particularly Japan, primarily attributable to product transition and economic instability in that region.

GROSS MARGIN--ENTERPRISE SOFTWARE SEGMENT

    Enterprise product margin consists of Enterprise product revenue offset by the cost of product materials, royalties paid for licensed technology, and amounts paid to third-party vendors for sales administration and order fulfillment. Enterprise product margins for the three months ended July 31, 1998 and April 30, 1998 were 88.6% and 90.7% respectively. Enterprise product margins declined between periods primarily due to increased fixed royalties paid for licensed technology.

    Enterprise service margin for all periods presented consisted primarily of Enterprise service revenue offset by costs of outside consulting services and personnel-related costs incurred in providing customer support and professional services. Enterprise service margins for the three months ended July 31, 1998 and April 30, 1998 were approximately break-even and 12.4%, respectively. Enterprise service margins declined between periods primarily due to the impact of reduction in hours billed for professional services, an investment in technical support to improve support levels and customer satisfaction, and the development of training programs.

OPERATING MARGIN--ENTERPRISE SOFTWARE SEGMENT

    Netscape's Enterprise segment operating margin consists of Enterprise gross profit offset by Enterprise operating expenses. Enterprise operating margins for the three months ended July 31, 1998 and April 30, 1998 were (0.3%) and (7.1%), respectively. Although research and development and general and administrative expenses remained relatively flat between periods and sales and marketing expenses increased in absolute dollars between periods, each decreased as a percentage of total Enterprise revenues resulting in the improved operating margin from April 30, 1998 to July 31, 1998. Sales and marketing activities increased in absolute dollars between periods primarily due to the increased staffing, particularly in direct sales, direct sales support, and marketing.

RESULTS OF OPERATIONS--NETCENTER SEGMENT

    The following tables and discussion set forth the results of operations for the three months ended July 31, 1998 and April 30, 1998 for the Netcenter segment of Netscape.

                               NETCENTER SEGMENT

                                                                  THREE MONTHS ENDED
                                                      ------------------------------------------
(IN THOUSANDS)                                           JULY 31, 1998         APRIL 30, 1998
                                                      --------------------  --------------------
Total service revenues..............................  $  38,650      100.0% $  31,109      100.0%
Total cost of service revenues......................      6,122       15.8      6,554       21.1
                                                      ---------  ---------  ---------  ---------
Gross profit........................................     32,528       84.2     24,555       78.9
Operating expenses:
  Research and development..........................     12,748       33.0     10,401       33.4
  Sales and marketing...............................     16,163       41.8     12,679       40.8
  General and administrative........................      3,816        9.9      3,186       10.2
    Total operating expenses........................     32,727       84.7     26,266       84.4
                                                      ---------  ---------  ---------  ---------
Operating loss......................................  $    (199)      (0.5)% $  (1,711)      (5.5)%
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

REVENUES--NETCENTER SEGMENT

    Netcenter revenues for the three months ended July 31, 1998 and April 30, 1998 were $38.7 million and $31.1 million, respectively. Netcenter revenues increased in absolute dollars between periods due to increased Netcenter transactions, particularly sponsorship fees, and general growth in consumer and business use of the Internet.

GROSS MARGIN--NETCENTER SEGMENT

    Netcenter's gross margin consisted primarily of Netcenter revenues offset by the cost of Netcenter operations, certain costs associated with free client distribution, and fees paid to third parties related to Netcenter advertising revenues. Netcenter's gross margin for the three months ended July 31, 1998 and April 30, 1998 were 84.2% and 78.9%, respectively. Netcenter's gross margin increased primarily due to a reduction in support costs associated with the free client product.

OPERATING MARGIN--NETCENTER SEGMENT

    Netcenter's operating margins for the three months ended July 31, 1998 and April 30, 1998 were (0.5%) and (5.5%), respectively. The operating margins improved between periods due to increased Netcenter revenue and gross profit, partially offset by growth in sales and marketing expenses. Sales and marketing expenses increased in absolute dollars and as a percentage of total revenues between periods due to costs associated with increased production of new channel and content services, consumer advertising and promotions, increased staffing, and expansion of the Netcenter sales organization.

INTEREST INCOME, NET

    Interest income, net, for the three months ended July 31, 1998 and June 30, 1997 was $2.1 million and $2.4 million, respectively. Interest income, net, for the six months ended July 31, 1998 and June 30, 1997 was $3.9 million and $4.9 million, respectively. Interest income, net, decreased in all periods primarily due to lower average cash and investment balances. Pre-tax interest income may fluctuate in future periods as a result of changes in Netscape's average cash balances, the structure and duration of its portfolio, and changes in market interest rates for investments.

OTHER INCOME, NET

    Other income, net, for the three months ended July 31, 1998 and June 30, 1997 was $16,000 and zero, respectively. Other income, net, for the six months ended July 31, 1998 and June 30, 1997 was $8.3 million and zero, respectively, primarily due to a one-time gain on the sales of certain equity investments in the six months ended July 31, 1998.

EQUITY IN NET LOSSES OF JOINT VENTURES

    Equity in net losses of joint ventures reflects Netscape's share of the net losses of Netscape's joint ventures under the equity method of accounting. Equity in net losses of joint ventures for the three months ended July 31, 1998 and June 30, 1997 was zero and $1.9 million, respectively. Equity in net losses of joint ventures for the six months ended July 31, 1998 and June 30, 1997 was zero and $3.4 million, respectively. Equity in net losses of joint ventures in the 1998 periods has been zero as Netscape no longer owns more than a 20% interest in any joint venture and therefore states its joint ventures at the lesser of cost and net realizable value.

INCOME TAXES

    Netscape anticipates recording a zero income tax provision for the current fiscal year and, accordingly, has recorded no tax provision for the three months and six months ended July 31, 1998, compared to a

35% effective tax rate, excluding the effect of one-time, non-deductible, purchased in-process research and development charges, for the three months and six months ended June 30, 1997. Netscape's assumptions could change based on a change in the estimated amount or geographic mix of Netscape's earnings, the amount of permanent reinvestment offshore of a portion of Netscape's 1998 fiscal year earnings, changes in U.S. tax law, or the effect of future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 1998, Netscape's principal source of liquidity was $205.8 million in cash, cash equivalents, and short-term investments, representing a $21.2 million increase from the December 31, 1997 balance of $184.6 million. During the same period, long-term investments increased by $1.1 million from $76.7 million at December 31, 1997 to $77.8 million at July 31, 1998, resulting in a net increase of $22.3 million in cash, cash equivalents, and short- and long-term investments from December 31, 1997 to July 31, 1998. The increase was primarily attributable to cash provided by operating activities in the six months ended July 31, 1998. Netscape manages its cash and short- and long-term investments so that they are available for working capital, strategic investment opportunities, or other potential needs. Netscape has no material debt.

    For the six months ended July 31, 1998, cash provided by operating activities of $69.1 million related primarily to net income as adjusted for depreciation and amortization, deferred income taxes, and gains on sales of equity investments, in addition to increases in deferred revenues and accounts payable, partially offset by the growth in accounts receivable and the decline in accrued compensation and related liabilities. Cash used in investing activities of $22.0 million for the six months ended July 31, 1998 related primarily to capital expenditures of $33.9 million, partially offset by net sales and maturities of available-for-sale investments of $7.2 million and a decrease in other assets of $4.8 million. The capital expenditures primarily consisted of purchases of computer hardware and software as well as leasehold improvements and furniture and fixtures related to additional leased facilities. Cash provided by financing activities of $17.4 million for the six months ended July 31, 1998 related primarily to proceeds from the issuance of common stock under Netscape's stock option and employee stock purchase plans.

    For the six months ended June 30, 1997, cash provided by operating activities of $16.7 million related primarily to a net loss as adjusted for depreciation and amortization, in-process research and development, and deferred income taxes, in addition to increases in deferred revenues, accounts payable, accrued compensation and related liabilities, and other accrued liabilities, partially offset by the growth in accounts receivable and other current assets. Cash used in investing activities of $58.5 million for the six months ended June 30, 1997 related primarily to capital expenditures of $41.0 million and net purchases of available-for-sale investments of $13.3 million. The capital expenditures primarily consisted of purchases of computer hardware and software as well as leasehold improvements and furniture and fixtures related to additional leased facilities. Cash provided by financing activities of $17.4 million for the six months ended June 30, 1997 related primarily to proceeds from the issuance of common stock under Netscape's stock option and employee stock purchase plans.

    Deferred revenues primarily consist of the unrecognized portion of license and service fees received pursuant to training, consulting, Netcenter advertising, and subscription and support contracts, and the unrecognized portion of nonrefundable, prepaid license royalties received pursuant to sublicense agreements. Deferred revenues increased to $164.5 million at July 31, 1998 from $106.2 million at December 31, 1997 due to an increase in the number of sublicense agreements, the amount of prepayments received pursuant to sublicense agreements, and, to a lesser extent, an increase in the number of training, consulting, Netcenter advertising, subscription, and support contracts.

    Netscape believes existing cash and investments together with any cash flows generated from operations will suffice to meet its operating requirements for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF FOREIGN CURRENCY RATE CHANGES

    Netscape invoices the customers of its international subsidiaries primarily in U.S. dollars for license revenues, and, to a lesser extent, in the local currencies of its subsidiaries for service revenues. The notable exception is in Japan, where Netscape invoices its customers primarily in yen. Netscape is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Netscape's exposure to foreign exchange rate fluctuations also arises from intercompany accounts in which the cost of software (for Japan) and certain other charges are allocated to Netscape's foreign sales subsidiaries. These intercompany accounts are predominantly denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company. Additionally, Netscape is exposed to foreign exchange rate fluctuations arising out the of non-U.S. dollar receivables originated in the U.S. These deals have historically been insignificant.

    The effect of foreign exchange rate fluctuations on Netscape in 1997 and through the three months ended July 31, 1998 was not material. However, for the three months ended July 31, 1998, because foreign exchange exposure to these fluctuations increases as sales and intercompany balances grow, Netscape initiated a hedging program designed to mitigate the impact of changes in foreign exchange rates on intercompany balances. Netscape is using foreign exchange forward contracts as a vehicle for hedging these intercompany balances. In general, these foreign exchange forward contracts have three months or less to maturity. At July 31, 1998, Netscape's hedged positions totaled the equivalent of $3.8 million and all hedge positions had maturity dates within three months.

FACTORS AFFECTING NETSCAPE'S BUSINESS, OPERATING RESULTS, AND FINANCIAL
  CONDITION

    IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-Q AND THE RISK FACTORS DISCUSSED IN NETSCAPE'S LATEST ANNUAL REPORT FILED WITH THE COMMISSION, INVESTORS EVALUATING NETSCAPE AND ITS BUSINESS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, WHICH MAY HAVE A SIGNIFICANT IMPACT ON NETSCAPE'S BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-Q AND IN NETSCAPE'S ANNUAL REPORT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS.

    YEAR 2000. The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

    Netscape has developed a phased Year 2000 readiness plan for the current versions of its products. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrading and replacement of certain product versions), validation testing, and contingency planning. Netscape continues to respond to customer concerns about prior versions of its products on a case-by-case basis.

    Netscape has largely completed all phases of its plan, except for contingency planning, with respect to the current versions of all of its products. As a result, the current versions of each of its products except for one electronic commerce product (which Netscape anticipates replacing by the end of 1998 with a product that is Year 2000 Compliant) are "Year 2000 Compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or Netscape products are also Year 2000 Compliant. In some cases, Netscape's products require a patch provided by Netscape with the product in order to be Year 2000 Compliant.

    Netscape has defined "Year 2000 Compliant" as the ability to: (i) correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change; (ii) function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration; (iii) where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner; (iv) if the date elements in interfaces and data storage specify the century, store and provide output of date information in ways that are unambiguous as to century; and (v) recognize year 2000 as a leap year. Netscape has not tested its products on all platforms or all versions of operating systems that it currently supports and has advised its customers to verify that their platforms and operating systems support the transition to the year 2000.

    Netscape has not specifically tested software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into its products, but Netscape is seeking assurances from its vendors that licensed software is Year 2000 Compliant. Despite testing by Netscape and current and potential customers, and assurances from developers of products incorporated into Netscape's products, Netscape's products may contain undetected errors or defects associated with Year 2000 date functions. Also, certain prior versions of Netscape's products are not fully Year 2000 Compliant, and Netscape is working to address these issues. Known or unknown errors or defects in Netscape's products could result in delay or loss of revenue, diversion of development resources, damage to Netscape's reputation, or increased service and warranty costs, any of which could materially adversely affect Netscape's business, operating results, or financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and Netscape is aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent Netscape may be affected by it.

    Netscape's internal systems include both its information technology ("IT") and non-IT systems. Netscape has initiated an assessment of its material internal IT systems (including both Netscape's own software products and third-party software and hardware technology) and its non-IT systems (such as its security system, building equipment, and embedded microcontrollers) and retained an outside contractor to provide assistance. Netscape expects to complete that testing in 1998. To the extent that Netscape is not able to test the technology provided by third-party vendors, Netscape is seeking assurances from such vendors that their systems are Year 2000 compliant. Although Netscape is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, Netscape may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems.

    Netscape does not currently have any information concerning the Year 2000 compliance status of its customers. As is the case with other similarly situated software companies, if Netscape's current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures that were reserved for enterprise software) to address Year 2000 compliance problems, Netscape's business, results of operations, or financial condition could be materially adversely affected.

    Netscape has funded its Year 2000 plan from operating cash flows and has not separately accounted for these costs in the past. Netscape will incur additional amounts related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for its products, product engineering and customer satisfaction. Netscape may experience material problems and costs with Year 2000 compliance that could adversely affect Netscape's business, results of operations, and financial condition.

    Netscape has not yet fully developed a comprehensive contingency plan to address situations that may result if Netscape is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material. Finally, Netscape is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

    EURO CURRENCY. The participating member countries of the European Union have agreed to adopt the Euro as the common legal currency on January 1, 1999. On that same date they will establish the fixed conversion rates between their existing sovereign currencies and the Euro. Netscape has formed a task force and has begun to assess the potential impact on Netscape that may result from the Euro conversion. At this early stage of its assessment, Netscape cannot yet predict the impact of the Euro conversion.

PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The following matters were submitted to the stockholders at Netscape's Annual Meeting of Stockholders held on May 29, 1998. Each of these matters were approved by a majority of the shares present at the meeting.

    1. The uncontested election of two Class III directors for a three-year term expiring in 2001 and until their successors are duly elected and qualified. The following is a summary of the nominees and voting results:

                                                                   VOTES FOR    VOTES WITHHELD
                                                                  ------------  --------------
James L. Barksdale..............................................    74,462,489       412,619
L. John Doerr...................................................    74,468,113       406,995

        Netscape's Board of Directors is currently comprised of six members that are divided into three classes with overlapping three-year terms. The term for Class I directors Marc L. Andreessen and Eric A. Benhamou will expire at the annual meeting of stockholders to be held in 1999, and the term for Class II directors James H. Clark and William V. Campbell will expire at the annual meeting of stockholders to be held in 2000.

    2. The adoption of an amendment to the 1995 Director Option Plan to increase the number of shares reserved for issuance by an additional 150,000 shares of Common Stock, for an aggregate of 350,000 shares reserved for issuance thereunder. Results of the voting included 71,742,466 shares for, 2,837,817 shares against, and 294,725 shares abstained.

    3. The adoption of an amendment to the 1995 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by an additional 1,500,000 shares of Common Stock, for an aggregate of 3,500,000 shares reserved for issuance thereunder. Results of the voting included 73,385,024 shares for, 1,250,871 shares against, and 239,213 shares abstained.

    4. The ratification of the appointment of Ernst & Young LLP as the independent auditors of Netscape for the year ending October 31, 1998. Results of the voting included 73,803,647 shares for, 280,298 shares against, and 791,163 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit 27.1 Financial Data Schedule.

Exhibit 27.2 Financial Data Schedule.

(b) Reports on Form 8-K

    None.

ITEMS 1, 2, 3, AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following authorized representatives.

                                          NETSCAPE COMMUNICATIONS CORPORATION

Date:      September 11, 1998   By:        /s/ PETER L.S. CURRIE
           ------------------              ------------------------------------
                                           Peter L.S. Currie,
                                           Executive Vice President and Chief
                                           Administrative Officer (PRINCIPAL
                                           FINANCIAL OFFICER)

Date:      September 11, 1998   By:        /s/ NOREEN G. BERGIN
           ------------------              ------------------------------------
                                           Noreen G. Bergin,
                                           Senior Vice President, Finance and
                                           Corporate Controller (PRINCIPAL
                                           ACCOUNTING OFFICER)