Form 10-K/A
period 1998-10-31
NETSCAPE COMMUNICATIONS CORP
filed 1999-02-01
CIK 944458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

    / / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

    /X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM JANUARY 1, 1998 TO OCTOBER 31, 1998

                        COMMISSION FILE NUMBER: 0-26310

                      NETSCAPE COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

           DELAWARE                       94-3200270
 (State or other jurisdiction          (I.R.S. Employer
     of incorporation or             Identification No.)
        organization)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of January 12, 1999, there were 103,799,644 shares of the Registrant's common stock outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on January 12, 1999) was approximately $5,289,922,802. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      NETSCAPE COMMUNICATIONS CORPORATION

         TRANSITION REPORT ON FORM 10-K FOR THE TRANSITION PERIOD FROM
                      JANUARY 1, 1998 TO OCTOBER 31, 1998

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.
Item 1.      Business......................................................................................           3
             Factors Affecting Netscape's Finances and Business Prospects..................................          18
             Enterprise Segment............................................................................          26
             Netcenter Segment.............................................................................          30
Item 2.      Properties....................................................................................          35
Item 3.      Legal Proceedings.............................................................................          35
Item 4.      Submission of Matters to a Vote of Security Holders...........................................          35

PART II.
Item 5.      Market for Netscape's Common Equity and Related Stockholder Matters...........................          36
Item 6.      Selected Financial Data.......................................................................          37
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........          37
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....................................          54
Item 8.      Financial Statements and Supplementary Data...................................................          56
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          56

PART III.
Item 10.     Netscape's Directors and Executive Officers...................................................          57
             Compliance with 16(a) of the Exchange Act.....................................................          59
Item 11.     Executive Compensation........................................................................          60
Item 12.     Security Ownership of Certain Beneficial Owners and Management................................          64
Item 13.     Certain Relationships and Related Transactions................................................          66
             Transactions with Management..................................................................          67

PART IV.
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................          68
             Signatures....................................................................................         102

                                     PART I

    OUR TRANSITION REPORT ON FORM 10-K ("10-K") CONTAINS FORWARD-LOOKING STATEMENTS MADE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES-- SUCH AS THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS AFFECTING NETSCAPE'S FINANCES AND BUSINESS PROSPECTS" BELOW--THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR OPINION AS OF THE DATE OF THIS 10-K. WE DO NOT ASSUME ANY OBLIGATION TO REVISE FORWARD-LOOKING STATEMENTS. YOU SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 1. BUSINESS.

OVERVIEW

    We offer software, services, and Website resources to businesses and consumers using the Internet.

    ENTERPRISE SOFTWARE AND SERVICES. We are a leading provider of enterprise software and services for businesses that want to transform the way they create and keep customers in the emerging Net Economy. We provide our customers with end-to-end electronic commerce ("e-commerce") solutions.

    We develop, market, sell, and support a broad suite of enterprise software, which consists of e-commerce infrastructure and e-commerce applications targeted primarily at corporate intranets and extranets, as well as the Internet. Our software allows users to share information, manage networks, and facilitate electronic commerce. Our software is based on industry-standard protocols that can be deployed across a variety of operating systems, platforms, and databases and interconnected with traditional client/ server applications.

    NETCENTER. We operate Netcenter-TM-, one of the most highly trafficked sites on the Internet, a key Web portal where users can quickly and easily find useful information, products, and services. Netcenter also showcases our software, our partners' software, and our customer solutions. The Netcenter business segment also includes our popular browser product.

    We were incorporated in Delaware in April 1994. In early 1998, we changed our fiscal year from a calendar year to a year that begins on November 1 and ends on October 31, effective for the ten-month period ended October 31, 1998. Our principal executive office is located at 501 East Middlefield Road, Mountain View, California 94043, with a telephone number of (650) 254-1900. Our common stock is listed on the Nasdaq National Market under the symbol "NSCP." Our home page is located on the Web at http://home.netscape.com, where you can find additional information about us and our products; however, that information is generally not targeted at investors and is not a part of this report. All references to "we", "us", "our", and "Netscape" refer to Netscape Communications Corporation and its consolidated subsidiaries.

    We separately manage and evaluate the performance of our two business segments, Enterprise software and services and Netcenter. After discussing Recent Developments, we describe the business of each segment in separate sections below.

RECENT DEVELOPMENTS

    BUSINESS COMBINATIONS

    AMERICA ONLINE. In November 1998, we entered into an agreement with America Online, Inc. ("AOL") under which AOL plans to acquire us. The stock-for-stock pooling-of-interests transaction, in which our stockholders will receive 0.45 shares of AOL common stock for each share of Netscape common stock, is expected to close in the spring of 1999, subject to various conditions, including customary regulatory approvals and approval by our stockholders. AOL has announced that our operations will remain in Mountain View, California. See "Factors Affecting Netscape's Finances and Business Prospects--Netscape--Risks Relating to the AOL Merger."

    ATWEB. In December 1998, we acquired AtWeb, Inc. ("AtWeb"), a leading online web site service company. AtWeb offers services to businesses to manage web site promotion, maintenance, and membership services. We exchanged 2,685,970 shares of our common stock and 677,801 options for all of the outstanding capital stock, options, and warrants of AtWeb in a transaction accounted for as a pooling of interests. The historical operations and financial condition of AtWeb were not significant for us.

    We may continue to consider further acquisitions and investments and to enter into further joint ventures and strategic alliances, some of which may be material, when we believe such transactions will complement our overall business strategy. However, such transactions, and in particular the acquisitions of technology companies, are inherently risky. Our recently completed acquisitions or any such future transactions or joint ventures may not be successful and could impair our finances and business prospects. See "Factors Affecting Netscape's Finances and Business Prospects--Netscape--Risks of Acquisitions and Investments."

    PRODUCT RELEASES

    COMMUNICATOR 4.5.  In October 1998, we shipped
Netscape-Registered Trademark-Communicator 4.5, which integrates easily with Netcenter services. This software includes our Smart Browsing-TM- technology to make the Internet easier to navigate for consumers, as well as high-performance Internet email.

    GECKO-TM-. In December 1998, we delivered the first version of Netscape-Registered Trademark- Gecko, our next-generation browsing engine, to hundreds of Internet developers. Our new browsing engine sets new browser technology milestones in speed, smaller size, and full standards support. Netscape Gecko is our first software product based on contributions from mozilla.org, a dedicated team within our company (with an associated Website) that promotes and guides open dialog and development relating to our client source code.

    CUSTOM NETCENTER-TM-. More than twenty companies and institutions are previewing Custom Netcenter, our new custom portal service that extends the power of Internet portals to the enterprise. Rather than directing people to static web sites, Custom Netcenter enables businesses to create their own portals with up-to-the-minute news, free email, and stock quotes, combined with company-specific content and services such as personal billing or human resources information. Built on the powerful Netscape personalization engine, Custom Netcenter can be customized for any given vertical market or specific employee, customer, or business partner.

    E-COMMERCE APPLICATIONS. In December 1998, we began shipping our next generation of packaged applications for Commerce Exchange, which is designed to manage trading communities and business processes and to help customers connect with partners' business systems over the Internet and existing private networks. The new Commerce Exchange solution includes the new release of Netscape-Registered Trademark- ECXpert 2.0, Netscape-Registered Trademark-ECXpert Enterprise 2.0, and a new packaged application called Netscape-Registered Trademark- TradingXpert 2.0. Also in December 1998, we released Netscape-Registered Trademark- BuyerXpert 2.0, a packaged enterprise application for automating external supplier interactions, streamlining internal processes, and integrating existing legacy systems. In October 1998, we released a limited production version of Netscape-Registered Trademark-BillerXpert 1.0, a new Internet bill presentment and payment application designed to enable enterprise service providers to enhance the billing process, strengthen customer relationships, and create new revenue streams.

ENTERPRISE SOFTWARE AND SERVICES

    We develop, market, and support a broad suite of enterprise software, which consists of e-commerce infrastructure and e-commerce applications targeted primarily at corporate intranets and extranets as well as the Internet. Our software allows users to share information, manage networks, and facilitate electronic commerce. Our software is based on industry-standard protocols that can be deployed across a variety of operating systems, platforms, and databases and that can be interconnected with traditional client/server applications.

    E-COMMERCE INFRASTRUCTURE

    Our E-Commerce Infrastructure is a group of solutions for enterprise customers and Internet Service Providers ("ISPs") wanting a flexible, scalable foundation on which to build and manage their own extranet or Internet applications or use our E-Commerce Applications. Our E-Commerce Infrastructure provides a services-ready platform through such solutions as a directory and security service for managing users and applications, an application server for building and deploying applications, and a messaging solution for hosting and delivering communications services such as email and unified messaging. Specific products comprising our E-Commerce Infrastructure are:

    NETSCAPE-REGISTERED TRADEMARK- DIRECTORY SERVER. This server allows organizations to securely manage users and intranet and extranet applications, including authenticating users and establishing groups and preferences. Advanced features such as selective replication, strong authentication, and support for international character-sets help organizations build effective and protected extranets. This product's support for Lightweight Directory Access Protocol
(LDAP) enables organizations to collaborate effectively both within intranets and on extranets.

    NETSCAPE CERTIFICATE SERVER-REGISTERED TRADEMARK-. This server allows security services such as single sign-on, message privacy, and access control designed to safeguard intellectual property and ensure confidential communications. Netscape Certificate Server integrates with some of our other products to let information technology professionals create and manage a public-key infrastructure that authenticates both clients and servers using open standards-based digital certificates. We have announced that Netscape-Registered Trademark- Certificate Management System will be the next major upgrade of Netscape Certificate Server. Netscape Certificate Management System will be tightly integrated with Netscape Directory Server and designed for scalability and to integrate easily with existing security systems such as Kerberos and SecurID authentication modules from DASCOM, Inc. and Security Dynamics Technologies, Inc., respectively.

    NETSCAPE-REGISTERED TRADEMARK- APPLICATION SERVER. With the acquisition of KIVA Software Corporation in December 1997, we became a provider of application server software for enterprise-class intranet, extranet, and Internet applications. Netscape Application Server is designed to provide the performance, availability, rapid development, legacy integration, and manageability enterprises need to build and deploy scalable intranet, extranet, and Internet business-critical solutions. We offer Netscape Application Server to our customers who are developing and deploying business-critical applications that reach beyond the company to include partners, customers, and suppliers. The Netscape Application Server product line includes Netscape-Registered Trademark-Application Builder, a development environment for building Java and C++ business-critical applications, and Netscape-Registered Trademark- Extension Builder, a tool-kit for building server extensions to access legacy systems, client-server applications, enterprise resource planning systems, and third-party Internet services.

    NETSCAPE ENTERPRISE SERVER-REGISTERED TRADEMARK-. This web server allows organizations to manage business-critical web sites by incorporating features designed to provide high performance, reliability, availability, and scalability. Netscape Enterprise Server management tools help administrators to manage users and monitor server activity without delay. By supporting multiple platforms, databases, and document types, Netscape Enterprise Server leverages existing investments in hardware, applications, and information. Services such as Internet-based access controls, automatic link management, and revision control are built into Netscape Enterprise Server to allow workgroups to publish and share documents. Netscape Enterprise Server allows a comprehensive platform for building and deploying database applications by providing native database connectivity to information stored in Oracle, Informix, IBM DB2, or Sybase databases.

    NETSCAPE-REGISTERED TRADEMARK- MESSAGING SERVER. This server allows users to host and deliver encrypted email messages with embedded sound, graphics, video files, Hyper Text Markup Language ("HTML") forms, Java applets, and desktop applications. Netscape Messaging Server is compatible with Netscape Communicator software and other open-standards-based messaging clients, creating a messaging system for corporate intranets and communications across the enterprise. The Netscape messaging solution also allows group collaboration and knowledge-sharing among teams both inside and outside an organization. We have also developed Messaging Server Hosting Edition, a scalable hosting server that facilitates sending, receiving, and managing email messages and that provides centralized administration, scalability, performance, security, and remote connectivity.

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

    NETSCAPE FASTTRACK SERVER-REGISTERED TRADEMARK-. Netscape FastTrack Server is designed to allow users to create, publish, and serve Web documents without the complexity of a large Website. Netscape FastTrack Server allows developers to access ODBC-enabled databases using powerful relational database access capabilities. Netscape FastTrack Server enables deployment of Web applications that combine static and dynamic content, database access, and messaging. Netscape FastTrack Server includes Netscape Communicator client software, letting users create, edit, and publish Web documents. Netscape FastTrack Server also lets users restrict access to server resources (such as applications, documents, and administrative tools) and encrypt the information that flows between the server and client. Flexible access control allows users to select which resources to protect.

    E-COMMERCE APPLICATIONS

    The Netscape-Registered Trademark- CommerceXpert product family of e-commerce applications allow businesses to link and manage online trading communities of suppliers, distributors, and customers of all sizes and degrees of technical sophistication. The Netscape CommerceXpert solutions are based on the same open protocols and scalable security architecture used for communications on the Internet. These solutions enable organizations to create more secure Internet commerce sites and efficiently exchange information with trading partners. The Netscape CommerceXpert product family includes the following e-commerce application products:

    NETSCAPE-REGISTERED TRADEMARK- ECXPERT. With Netscape ECXpert Internet commerce software, companies are able to communicate and exchange information within and beyond the networked enterprise. Netscape ECXpert is designed to safeguard data communications over private and public networks, as well as to provide flexible integration with internal business applications. By combining the widespread availability, speed, and low cost of the Internet with its capability to transmit data securely, Netscape ECXpert delivers the trading reach of a large, global company to many small-to-medium-sized companies, while lowering the overall cost of transactions across the company's entire supply chain.

    NETSCAPE-REGISTERED TRADEMARK- TRADINGXPERT. With Netscape TradingXpert, companies can host trading communities that are accessible to their trading partners with only a web browser. Netscape TradingXpert provides a customizable interface for a company's trading partners and common forms, such as purchase orders and invoices, in electronic format designed for easy customizing. With access to the dynamic message center provided with Netscape TradingXpert, a company's trading partners can view both inbound and outbound purchase documents to track the status of the transaction. Netscape TradingXpert has been designed for scalability and performance and is suitable for ISPs as a service bureau offering.

    NETSCAPE-REGISTERED TRADEMARK- SELLERXPERT. Netscape SellerXpert enables companies to create a complete system for business-to-business online commerce, while preserving investments in existing back-end systems and processes. Netscape SellerXpert includes the following key components of an electronic storefront: electronic catalogs, membership management, order submission and management, and payment services. With Netscape SellerXpert, companies have the flexibility to customize the presentation of their electronic storefronts and may customize further to meet the needs of specific trading partners. Netscape SellerXpert includes reporting functions that permit companies to analyze the purchasing patterns of their customers.

    NETSCAPE-REGISTERED TRADEMARK- MERCHANTXPERT. Netscape MerchantXpert (due to be released in the first calendar quarter of 1999) enables large companies and ISPs to create a complete system for business-to-consumer online commerce, while preserving investments in existing back-end systems and processes. Netscape MerchantXpert includes the following key components of an electronic storefront: electronic catalogs, customer profiling, order submission and management, and payment services. With Netscape MerchantXpert, companies have the flexibility to customize the presentation of their electronic storefronts. Netscape MerchantXpert also has reporting capabilities.

    NETSCAPE-REGISTERED TRADEMARK- BUYERXPERT. Netscape BuyerXpert enables purchasing professionals to set up an electronic collection of approved vendor catalogs so that employees have one central resource for products and services. While preserving corporate controls, Netscape BuyerXpert makes employee self-service ordering a reality by giving employees the means to create, get approvals for, and track orders from their Web browser. It enables purchasing professionals to improve productivity, reduce order processing costs, minimize order cycle time, and take full advantage of volume discounts.

    NETSCAPE-REGISTERED TRADEMARK- PUBLISHINGXPERT. Netscape PublishingXpert is an integrated commerce-based solution that enables companies to quickly deploy large-scale publishing, extranet, and multi-hosting applications. With Netscape PublishingXpert, organizations are able to expand their presence on the Web to deliver, sell, and manage premium content through an advanced set of personalized content-management services. In addition, an integrated, open-standards-based architecture provides the flexibility to adapt and grow with business needs.

    NETSCAPE-REGISTERED TRADEMARK- BILLERXPERT. Netscape BillerXpert is a comprehensive Internet bill presentment and payment (IBPP) solution that allows companies to provide customer convenience, manage customer relationships, and generate new revenue opportunities. Flexible payment options allow the customer to pay with an electronic check, credit card, or even schedule bill payments for a future date. Robust e-mail capabilities allow organizations to inform their customers about new bills, past due payments, regulatory information, and special offers or promotions. Targeted marketing capabilities can help companies sell new services to customers based on profile information and spending habits. Netscape BillerXpert has been designed to provide the high performance, high availability, fault tolerance, and scalability required to support the critical billing and accounts receivable function.

    ENTERPRISE SOFTWARE SERVICES

    TECHNICAL SUPPORT. We seek to provide timely, high-quality technical support to meet the diverse needs of our customers and partners and to facilitate the adoption and use of our products.

    Netscape SupportEdge is designed to provide customers worldwide with a suite of technical support offerings. Customers can choose the Netscape SupportEdge offering that best meets their needs, based on the size of their support staff and the expertise of their in-house team. Payment options range from pay-as-you-go, incident-based support to unlimited annual support. Additionally, if an organization needs support for in-house applications being developed on our technology or for integrating our products into existing technology, the developer support option (available as part of certain service programs) provides advice on coding approaches and detailed help with Netscape ONE-Registered Trademark- (Open Network Environment) technologies. A technical support engineer gives customers sample code and reviews a test case to help identify problems.

    Netscape DevEdge-Registered Trademark- is designed to provide the technical information and marketing support that developers need to stay competitive. Netscape DevEdge offers memberships for developers creating software products, building intranets, extranets, Websites, or simply trying to keep up with the latest Web-based technologies. The Netscape DevEdge program is a developer's link to Netscape and the community of developers building on the Netscape ONE platform.

    PROFESSIONAL SERVICES. Netscape Professional Services provides technology consulting and application development expertise to our customers. Established to deliver business solutions to organizations seeking an innovative approach to the use of new technologies, Netscape Professional Services offers architecture and design, infrastructure system implementation, systems integration, and application development services. These solutions are designed to address a client's technology and business requirements while providing the training and knowledge required to create self-sufficiency. With core competencies in information architecture and design, Internet commerce, electronic messaging, and security services, Netscape Professional Services works with our engineering, product marketing, technical support, and business partners to offer customers comprehensive Web-based solutions.

    TRAINING. We offer hands-on training courses and materials to resellers and end-users covering software installation, configuration, and troubleshooting. We also offer multi-media courses and materials that cover Network and Systems Administration, discussing the implementation and administration of Web servers, the implementation of security for Websites, and networking fundamentals. Other courses and materials cover Content and Site Development, discussing fundamental and advanced HTML Website development techniques and fundamental and advanced Java programming training designed to help developers create interactive applications.

    MARKETING

    We use a variety of marketing programs designed to stimulate demand for our products and services to support our direct and indirect sales channels. The key elements of our marketing strategy include:

    TARGET MARKETING. We focus direct marketing efforts on decision makers in large organizations. Our goal is to identify potential buyers of our enterprise software and services and create awareness of our company, brand, and product offerings (including clients, servers, applications, and services).

    CUSTOMER RETENTION. We maintain an ongoing dialogue with our existing customers to ensure customer satisfaction, request references, and make follow-on sales.

    MARKETING ON THE INTERNET. We make many of our products available for evaluation and purchase through the Netscape channel on Netcenter. Certain customer information is collected electronically through an automated registration process, creating the basis for ongoing marketing of upgrades, new products, add-on products, and merchandise.

    DISTRIBUTION

    We have designed our distribution strategy to address the particular requirements of our diverse enterprise and individual target customers. We distribute our products directly through a direct sales force, a netsales force, and Netcenter. We distribute our products indirectly through Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs"), systems integrators, and software retailers.

    DIRECT SALES. Our direct sales force targets primarily large organizations already or likely to become electronic merchants and information publishers for commerce on the Internet, including telecommunications companies, manufacturers, retailers, publishers, and financial service companies. In addition, these organizations have a substantial installed base of intranets and have been widely deploying Web servers for internal enterprise applications. In certain instances, our direct sales force works with complementary hardware OEMs, VARs, and systems integrators to deliver complete solutions for major customers.

    NETSALES. Our Netsales organization, based in Mountain View, California, prospects for, qualifies, and closes license transactions valued at less than $100,000. The group also works with our direct sales force in North America on larger opportunities.

    INTERNET SALES. We offer our products and services electronically via Netcenter.

    OEMS. We have established OEM relationships to leverage our sales efforts. For example, we have OEM reseller agreements with several leading systems vendors to bundle our server software with certain of their product offerings.

    VARS AND SYSTEMS INTEGRATORS. VARs and systems integrators customize, configure, and install our software products with complementary hardware, software, and services. In combining these products and services, these resellers are able to deliver more complete Netscape-based solutions to address specific customer needs. We may also help these VARs and systems integrators design customized applications to meet the unique requirements of these customers.

    RETAIL DISTRIBUTION. We currently distribute our retail products through a network of retail distributors in North America.

    REVENUES

    Licenses of our Enterprise Software and related professional services revenues accounted for 66.4%, 41.5%, and 30.4% of our total revenues in the ten-month period ended October 31, 1998, and the years ended December 31, 1997, and December 31, 1996, respectively.

    COMPETITION

    The market for software and services for intranets, extranets, and the Internet is relatively new, intensely competitive, and subject to rapid technological change. We expect competition to continue and increase in the future. Such competition could impair our finances or business prospects.

    We develop, market, and sell e-commerce infrastructure and e-commerce application software. For both types of software and related services, we believe the principal competitive factors are core technology, breadth of product features, product quality, marketing and distribution resources, pricing, and customer service and support. We believe we compete well with respect to many of these factors. Selling products like our e-commerce infrastructure and application products requires a significant amount of customer service and support. See "Factors Affecting Netscape's Finances and Business Prospects-- Enterprise Segment--Need to Execute Difficult Type of Sale." Many of our current and potential competitors, including especially Microsoft Corporation ("Microsoft"), have longer operating histories, larger overall installed customer bases, related products that inter-operate with e-commerce infrastructure and application software products, more employees, greater brand recognition, and greater financial, technical, marketing, public relations, and distribution resources than we do. Competition could result in price reductions for our products, loss of market share, or other material adverse effects on our finances or business prospects.

    The competition in the server market is broad across all classes of server software. In addition to Microsoft, companies offering competing Web and application server products include International Business Machines Corporation ("IBM"), Oracle Corporation ("Oracle"), Sun Microsystems, Inc. ("Sun"), BEA Systems, Inc. ("BEA"), and various other software providers. Additionally, the Apache web server, a widely used, open-source product, is available for download from the Internet for free. Other companies offering competing messaging server products include Microsoft, Lotus (a subsidiary of IBM), which sells a Web server based on its popular Notes group software program, Novell, Inc. ("Novell"), which sells Groupwise based on its popular server operating system, and Software.com, Inc. Other companies that offer or will offer competing directory server products include Microsoft, Sun, Novell, IBM, and Oracle.

    Companies offering server and client products that are or can be bundled with operating systems or other software or hardware are particularly formidable competition in the market for server software. For example, Microsoft's server products operate on its Windows NT server operating system ("Windows NT" or "NT"), Oracle's server products operate with its large installed base of database software, Sun's server products operate on its Solaris server operating system, and BEA's server products operate with its installed base of software that monitors transaction processing. IBM has a large customer base using legacy systems and is, in many cases, willing to provide server software to large customers at nearly no charge as a way to win hardware and services business.

    We compete with Microsoft with respect to every type of server we offer. Microsoft has taken the following actions to promote its server products.

    - Microsoft actively promotes its proprietary technologies and standards (such as Active Directory, Component Object Model (COM), and Distributed Component Object Model (DCOM)), which are incompatible with our products and other open-standards-based products. If Microsoft's proprietary standards become widely accepted, demand for our products would decrease.

    - Microsoft provides many of its competing server products at a low fee or for free to its customers purchasing Windows NT. For example, Microsoft bundles its Internet Information Server ("IIS") with Windows NT at no separately stated additional cost to the purchaser and has made IIS available for download from the Internet for free. Microsoft provides other server products and tools (a directory server, a proxy server, an application server, management tools, and development tools) at a low fee or for free to customers purchasing Windows NT. Microsoft has also stated that it intends to take "non-economic returns" on its Microsoft Exchange ("Exchange") product (an email and groupware server that operates in conjunction with Microsoft's Back Office and Internet Explorer products), which has a substantial retail list price, to build market share for Windows NT. Microsoft has provided Exchange at little or no separately stated cost to its corporate consumers and may include Exchange as a free bundle in new versions of NT. While we believe that our products have certain technical advantages, these practices of Microsoft may cause pricing pressure on our server products and may reduce our market share for these products.

    - We believe that Microsoft has used, and will continue to use, its dominant position to secure preferential distribution and bundling contracts with third parties such as ISPs, online service providers, VARs, and OEMs, including third parties with whom we have relationships. Such preferential arrangements could reduce our market share for server software.

    - Microsoft may integrate its server products more tightly with its operating systems, in which case we would have a difficult time switching users to our server products. If we are unable in a timely and effective fashion to obtain access to the application programming interfaces or other technical information necessary to access Windows NT, we will not be able to deliver in a timely way server products compatible with Windows NT. Even if we can obtain timely access to this technical information, the performance of our products may be impaired relative to Microsoft's more tightly integrated product. If Microsoft is successful in more tightly integrating its server products with its operating systems or restricting access to its operating systems, our product sales, finances, or business prospects could be impaired.

    - Microsoft has released server products for ISPs and content providers to set up Web servers and related services. The availability of such server products targeted for sale to the ISP market is causing pricing pressure on our messaging and hosting products and may reduce our ISP market share.

    - Microsoft is investing significantly in localizing its enterprise software in non-English languages, which may be a competitive threat as we attempt to expand our international business.

    Such actions, together with Microsoft's aggressive marketing of Windows NT, may reduce our share of the server market, which could materially adversely affect our finances or business prospects.

    Competition in the e-commerce application market is also intense. The Netscape CommerceXpert family of products facilitates the creation and maintenance of Websites for online commerce. Companies currently offering products that compete with the Netscape CommerceXpert family of products include IBM, Oracle, General Electric Information Systems, Microsoft, enterprise resource planning vendors (such as PeopleSoft, Inc. and SAP), Open Market, Inc., Ariba Technologies, CommerceOne, Sterling Commerce, Inc., BroadVision, Inc., and a wide variety of smaller competitors. Companies offering e-commerce application software that can be bundled with operating systems or other software or hardware are particularly formidable in this market. In particular, IBM is investing heavily in marketing, research, and development for e-commerce applications. IBM has a large customer base using legacy systems and will likely be willing to provide e-commerce application software to large customers at nearly no charge as a way to win hardware and services business. Competition in this market could impair our finances and business prospects.

    INTERNATIONAL

    We believe it is important to have an international presence and intend to continue to conduct business in markets outside the United States through a combination of subsidiaries and distributors. We conduct business internationally through a variety of distribution and service partners.

NETCENTER

    The Netcenter segment of our business includes both our Internet portal, Netcenter, and our client software.

    Netcenter is one of the most highly trafficked sites on the Internet, a key Web portal where users can quickly and easily find useful information, products, and services. Designed to provide information, showcase products and services, and form the basis of an electronic marketplace, Netcenter consists of multiple pages of information, each identified by a Uniform Resource Locator, or URL. Netcenter offers a variety of products and services, including news and information, opportunities to purchase goods and services, Internet site directories, software, software downloads, product and technical support information, and news about us and our products.

    We significantly expanded our content and services offerings on Netcenter in June 1998, after we entered into a multi-faceted, strategic collaboration with Excite, Inc. ("Excite") in April 1998. Netcenter originated as our corporate website, from which our customers could download our software products, to which we later added search capability. In addition to continuing to provide its search services on Netcenter, Excite now programs Netscape branded search and the channels we co-brand with Excite.

    Since June 1998, we have been changing our business model from delivering user traffic to other companies, which then deliver content and services to the users and sell advertising for the pages users view, to keeping the user traffic within Netcenter, where we provide content and services to users and sell advertising. To complete this transition, we will need to continue to deliver content and services that attract users with characteristics that advertisers want, aggressively promote Netcenter, and increase our advertising sales force. All of these initiatives will increase our expenses, which, if we are unsuccessful in making the transition, will impair our finances and business prospects.

    NETCENTER SERVICES

    Netcenter's services consist of search and navigation services, such as the aggregated NetSearch area, which helps consumers and businesses more easily find relevant information, and Smart Browsing described below in "Netcenter--Client Software"; programming channels, such as Contact-TM-, Personal Financial, or Small Business, which organize content and services for directed broadcast; communications and community services, such as email, bulletin board and instant messaging services, which help consumers and businesses connect and communicate; personalization services, such as MyNetscape Channel, a personalized topical channel, which users can customize simply and easily to satisfy their personal interests, and Custom Netcenter, which enables businesses to create their own portals; and opportunities for e-commerce.

    NET SEARCH. Netcenter's Net Search Page is one of the most heavily trafficked on the Web. We maintain relationships with several search providers including Excite, Lycos, Inc. ("Lycos"), Infoseek Corporation ("Infoseek"), LookSmart Ltd., Goto.com, and others who in turn offer links to their own services from the NetSearch main page. These relationships are renewed annually. Excite programs our co-branded search service, which also appears on the NetSearch page.

    NETCENTER CHANNELS. Netcenter has launched a channels-based format for its services and content to provide consumers with a more intuitive interface that reflects the way they navigate through other forms of media, such as television, and enables advertisers and retailers to more effectively target consumers. The entire suite of Netcenter services can be accessed from each channel. By combining existing services with specialized information and services from leading content providers, Netcenter provides channel-specific content (including topical news), directories, bulletin boards, email, search capabilities, and links to related Web sites, products, services.

    We provide our branded channels on Netcenter: Business, Computing & Internet, Kids & Family, News, Personal Finance, Small Business, and Sports. Excite also programs a number of Netcenter channels including: Autos, Education, Games, Health, Lifestyles, Real Estate, and Shopping. The Local and Travel channels on Netcenter are programmed by AOL (Digital City) and The SABRE Group Holdings, Inc. (Travelocity), respectively. Entertainment Tonight Online and other companies provide content for the Entertainment channel on Netcenter.

    NETCENTER COMMUNICATIONS AND COMMUNITIES. We offer a number of services that allow users to connect and communicate with each other. We believe that users who habitually check their email on Netcenter Mail or their instant messages on Netscape AIM (AOL Instant Messenger) are more likely to visit Netcenter more frequently and spend more time on Netcenter, and use other Netcenter services as well. Community-building services, such as bulletin boards and the Small Business channel, allow users to join communities of other users with similar interests or needs, thereby enhancing the user experience within Netcenter with the goal of improving customer retention.

    PERSONALIZATION SERVICES. MyNetscape Channel enables consumers to personalize their home page Web interface and choose what information they want delivered to their personal page, thereby creating a personalized Web experience for each consumer. After registering with Netcenter, users create a personal profile that selects and automatically updates information of interest such as personalized stock quotes, news stories, local and national sports scores, horoscopes, local and national weather, and special reminders. See "Recent Developments--Product Releases--Custom Netcenter" for a description of Custom Netcenter.

    E-COMMERCE. Netcenter provides many opportunities for its users to shop conveniently from their desktops with many leading online merchants.

    CLIENT SOFTWARE

    NETSCAPE COMMUNICATOR. Netscape Communicator is a suite of open HTML-based client software that integrates browsing, email, web-based word processing, and group scheduling, letting users easily communicate, share, and access information. We currently market two versions of our Netscape Communicator client software: Netscape Communicator and Netscape Communicator with Calendar.

    NETSCAPE NAVIGATOR-REGISTERED TRADEMARK-. Netscape Navigator, the browser that serves as the core component of Netscape Communicator, allows access to information and network applications on intranets, extranets, and the Internet. Netscape Navigator offers a point-and-click graphical user interface that allows users to browse the Internet's vast array of network resources and participate in commerce across extranets and the Internet.

    We will continue to add new features, such as Smart Browsing, to our client product to make it more useful to Netcenter members and direct traffic to Netcenter. With Smart Browsing, users can type plain English in the location field when conducting a search, rather than having to remember and type long, complicated Internet addresses (URLs). Once users get where they're going, they can use the "What's Related" feature of Smart Browsing to view a list of sites related to the one they are viewing.

    MARKETING

    We use a variety of marketing programs designed to increase user traffic on Netcenter. The key elements of our marketing strategy include:

    NETCENTER BRAND-BUILDING. We are supplementing our ongoing online promotion of Netcenter with a major promotional campaign on television, radio, national print, and billboards aimed at extending the Netscape brand to include services within Netcenter. We plan to continue investing to strengthen and position our brands.

    NETCENTER MEMBERSHIP ACQUISITION PROGRAMS. To increase Netcenter membership and user traffic, we have offered quarterly promotions, such as sweepstakes, on Netcenter.

    CLIENT MARKET-SHARE PROGRAMS. We have used a number of distribution programs to maintain market share for our client products, which direct user traffic to Netcenter in a variety of ways. See "--Distribution--Client Software."

    DISTRIBUTION

    NETCENTER. Netcenter advertising inventory, consisting of page views (defined as the display of an electronic page for one user until the user changes pages), is sold by our direct sales force.

    CLIENT SOFTWARE. In January 1998, we launched Unlimited Distribution, a program designed to distribute our market-leading Internet client software to users for free. Unlimited Distribution allows participants, including OEMs, ISPs, telecommunications companies, Web content providers, publishers, and software developers, to distribute Netscape Communicator to their customers and prospects for free. We also encourage users to download Netscape Communicator from Netcenter and the websites of other companies for free. From time to time, we have distributed and will distribute compact discs with our client products for free.

    REVENUES

    Revenues from the Netcenter segment of our business comes from Netcenter advertising, sponsorship, and other Netcenter services. Netcenter sponsorship revenue primarily includes trademark fees, fees from revenue sharing arrangements, and search and directory services. We allow advertisers to display their logos or messages on a hyperlinked button with access to their Websites. We charge fees for the advertising spots on our Website, which vary depending on the specific page location and the number of visits to the page.

    Revenues from Netcenter accounted for 26.9%, 17.9%, and 6.7% of our total revenues in the ten-month period ended October 31, 1998, and the years ended December 31, 1997, and December 31, 1996, respectively.

    COMPETITION

    The Internet portal market is relatively new, intensely competitive, rapidly evolving, and subject to rapid technological change. We expect competition to continue and increase in the future, which could impair our finances and business prospects.

    We compete with other companies operating "portals," websites that serve as a consumer's gateway to the Internet. Portals aggregate high, recurring amounts of Internet traffic by offering a broad array of products and services, such as online search and navigation, information, and community and personalization services. See "--Netcenter Services." Companies currently offering competitive portal sites include Yahoo, Inc., Excite, Microsoft, AOL, Lycos, Infoseek, and CNET, Inc. ("CNET"), among others. As we expand the scope of our Internet services, we will compete directly with a greater number of Internet sites and other media companies across a wide range of different online services.

    We believe that the principal competitive factors in the portal market are, with respect to consumers, brand recognition and identity, ease of accessibility and use, comprehensiveness, independence, quality of search results, dependability, and quality and variety of content targeted toward specific users. With respect to advertisers and sponsors, the principal competitive factors are the number of users, duration and frequency of visits, user demographics, and increasingly, e-commerce services. We believe we compete well with respect to many of the competitive factors we have identified. We launched our Netcenter portal in June 1998 and since then have been adding information and services to Netcenter to provide greater breadth and depth of content. See "--Netcenter Services." We have also increased the number of users visiting and registering as members of Netcenter since its launch. In the future, we may face competition in various special interest, demographic, and geographic markets. Our competitors may develop Web-based services that are superior to ours or they may achieve greater market acceptance than ours. Moreover, many of our current and potential competitors in this market have greater financial, technical, marketing, distribution, and managerial resources than we do. For all of these reasons, this competition may impair our finances and business prospects.

    A considerable amount of Netcenter traffic comes from our browser product, which has Netcenter as its default home page. Our client market share has decreased significantly in recent years, although net Netcenter traffic has increased overall due to new adopters and additional and enhanced content. To the extent our client market share continues to decline, however, net Netcenter traffic may remain constant, even as we expand and improve Netcenter, or even decline. We have faced and continue to face severe competition for browser market share from Microsoft, which has a longer operating history, a much larger overall installed customer base, many more employees, greater brand recognition, and much greater financial, technical, marketing, public relations, and distribution resources than we do. Microsoft has taken the following actions to promote its Internet Explorer browser. Some of these actions are being challenged by the U.S. Department of Justice in UNITED STATES OF AMERICA V. MICROSOFT CORPORATION, Civil Action No. 98-1232, currently pending before Judge Thomas Penfield Jackson in the U.S. District Court for the District of Columbia.

    - Microsoft has integrated Internet Explorer into its Windows 98 operating system, which is shipped with approximately 95% of new personal computers. As a result of this practice, we face difficulties in addition to the challenge of switching users to our browser from the browser integrated into their operating system. If we are unable in a timely and effective fashion to obtain effective access to the application programming interfaces or other technical information necessary to access Microsoft's operating systems, we will not be able to deliver in a timely way a browser product compatible with the operating system used by an overwhelming majority of personal computer users. Even if we can obtain timely access to this technical information, the performance of our product may be impaired relative to Microsoft's integrated product.

    - Microsoft has also entered into certain product licenses that have contained restrictions on the licensees' rights to contract with us and offered monetary and other valuable incentives, such as presence on the Windows desktop, to licensees of its browser.

    - Microsoft is promoting its proprietary ActiveX technology as a method of writing Windows-specific Websites viewable only in Internet Explorer. In addition, we believe that Microsoft may be using co-marketing funds and other inducements to have Websites developed exclusively for Internet Explorer or using technology that may only be accessed by Internet Explorer.

    - We believe that Microsoft has used, and will continue to use, its dominant position to secure preferential distribution and bundling contracts for Internet Explorer with third parties such as ISPs, online service providers, VARs, and OEMs including third parties with whom we have relationships.

    Such actions, together with Microsoft's aggressive marketing of Internet Explorer, have reduced and may continue to reduce our share of the browser market, which could materially adversely affect our finances or business prospects. Specifically, a significant decline in our share of the browser market could reduce the traffic to Netcenter.

    Netcenter competes directly with various Microsoft-owned Websites that Microsoft has united into a single site called "MSN.com". MSN.com may become the opening screen for Windows or Internet Explorer's users or operate in some other fashion that promotes Microsoft's products and Websites. These practices could make it more difficult for Internet users to access and use our products and services.

    We will increasingly face competition in the portal market from providers of other Internet products and services who already aggregate large amounts of traffic or provide an initial point of entry for Internet users. Successful e-commerce merchants (such as Amazon.com, Inc., Travelocity, E*Trade Group, Inc., eBay Inc., and Onsale, Inc.), ISPs (such as @Home Corporation and Earthlink Network, Inc.), long-distance providers, the Regional Bell Operating Companies, and cable companies currently offer and could further develop, acquire, or license Internet search and navigation functions and community and communications services that compete with those we offer. Additionally, if the mix of portal market revenues were to shift from advertising to e-commerce, we would have to develop the capability to compete with the successful e-commerce sites, which have brand recognition for e-commerce, expertise with respect to the products they offer and in conducting e-commerce, and large customer bases.

    We will also increasingly face competition from media companies such as the National Broadcasting Company, which has made an investment in CNET's Snap service, and The Walt Disney Company, which made an investment in Infoseek and recently launched a new portal site at www.go.com. Time-Warner Companies, Inc. and CBS Corporation have announced that they may create portal sites. These media companies have ready audiences and significantly greater financial and marketing resources than we do. In response to their promotion of their online properties, we may need to increase our sales and marketing expenditures, which would impair our finances.

    We compete with portals, other high-traffic websites, and ISPs, as well as traditional forms of offline media such as television, radio, and print, for a share of advertisers' total advertising and marketing budgets. We believe that the number of companies selling Web-based advertising and the available inventory of advertising space has recently increased substantially and will continue to increase. With this competition for advertising placements, we may face increased pressure to reduce our prices for ads, which may reduce our advertising revenues. In addition, our sales of advertising may be adversely affected to the extent that our competitors offer superior advertising services that better target users or provide better reporting of advertising results.

    We have expanded and plan to continue expanding Netcenter by acquiring strategic businesses and technologies and licensing content and services. We will face increasing competition for these assets from competitors with much greater financial resources than we have. As always, we will assume certain risks when acquiring businesses. See "Factors Affecting Netscape's Finances and Business Prospects--Netscape--Risks of Acquisitions and Investments."

    INTERNATIONAL

    We provide content and commerce in the local language on 17 sites now in operation outside the United States. We expect to continue to work with local companies to provide content and commerce services customized for local audiences in different countries.

PROPRIETARY RIGHTS

    Our success and ability to compete partly depend on our technology, including both our internally developed technology and the technology that we license from third parties. Others may develop technologies that are similar or superior to ours, which could impair our ability to compete.

    For the technology we develop internally, we rely on the technological and creative skills of our employees. To establish and maintain a technology leadership position, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are essential. If we were unable to develop new technology and deliver new products and enhancements, our finances and business prospects would be impaired.

    We also rely on technology that we license from third parties, including software integrated with internally developed software and used in our products to perform key functions. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of any of these technology licenses could delay or reduce product shipments until equivalent technology could be identified, licensed, and integrated. Any such delays or reductions in product shipments could impair our finances and business prospects.

    To protect our technology, we rely on patent, trademark, trade secret, and copyright law and generally enter into confidentiality or license agreements with our employees, consultants, and vendors. We generally control access to and distribution of our software, documentation, and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy or otherwise obtain and use our products, technology, or proprietary information. In addition, effective patent, trademark, trade secret, and copyright protection may be unavailable or limited in certain foreign countries. To license our products, we rely in part on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. Policing unauthorized use of our products is difficult and the steps we take may not prevent the misappropriation of our technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to defend the validity of our patents, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such misappropriation or litigation could result in substantial costs and diversion of resources and the potential loss of intellectual property rights, which could impair our finances or business prospects.

    We have received, and may continue to receive, notice of claims of infringement of other parties' proprietary rights. Such claims may involve our internally developed technology or technology and enhancements that we license from third parties, including enhancements incorporated into Netscape Communicator in connection with the Royalty-Free Source Code program. See "Factors Affecting Netscape's Finances and Business Prospects--Netcenter Segment--Royalty-Free Source Code." Although we are sometimes indemnified by third parties against claims that licensed third-party technology infringes the proprietary rights of others, indemnity may be limited, unavailable, or, where the third party lacks sufficient assets or insurance, ineffectual. Any such claims could require us to spend time and money defending against them, and, if they were decided adversely to us, could cause us to pay damages, to be subject to injunctions, or to halt distribution of our products while we re-engineer them or seek licenses to necessary technology (which might not be available on reasonable terms). Moreover, we could also be subject to claims for indemnification resulting from infringement claims made against our customers, which could increase our defense costs and potential damages. We do not currently have liability insurance to protect against the risk that our technology or licensed third-party technology infringes the proprietary rights of others. Any of these factors could impair our finances or business prospects.

RESEARCH AND DEVELOPMENT

    Our current research and development efforts are focused on new products, new services, product enhancements, and adaptations of existing products to new operating systems. We have addressed the need to develop new products, enhancements, and adaptations through our internal development efforts, as well as through acquisitions of other companies and the licensing of third-party technology. However, such new products, product enhancements, or product adaptations may not be made commercially available as planned or otherwise on a timely and cost-effective basis, and if introduced, may not achieve market acceptance. See "Factors Affecting Netscape's Finances and Business Prospects--Enterprise Segment--Product Development and Technological Change" and "--Developing Market; Uncertain Acceptance of Netscape's Products; Uncertain Rate of Adoption of Intranets, Extranets, and the Internet as a Medium of Communication, Collaboration, and Commerce." We believe that significant investments in research and development are required to remain competitive. While we intend to continue to invest a significant percentage of our total revenues in research and development, a number of our competitors are in a position to expend substantially more absolute dollars on research and development than we are. Our research and development expenditures were $123.2 million, $132.8 million, $86.0 million in the ten-month period ended October 31, 1998, and the years ended December 31, 1997, and December 31, 1996, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Operating Expenses--Research and Development" and "--Purchased In-Process Research and Development."

EMPLOYEES

    As of December 31, 1998, we had approximately 2,510 regular employees, and approximately 426 temporary or part-time employees and contractors. None of our employees is represented by a labor union or collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

                          FACTORS AFFECTING NETSCAPE'S
                        FINANCES AND BUSINESS PROSPECTS

    IN ADDITION TO OTHER INFORMATION IN THIS 10-K, INVESTORS EVALUATING US AND OUR BUSINESS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS FOR OUR COMPANY AS A WHOLE AND FOR THE ENTERPRISE SOFTWARE AND NETCENTER BUSINESS SEGMENTS. THESE RISKS MAY IMPAIR OUR FINANCES AND BUSINESS PROSPECTS. THE RISKS SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-K COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.

                                    NETSCAPE

    Our company as a whole faces the following risks, which have the potential to impair our finances and business prospects. In separate sections below, you will see risks associated more particularly with the Enterprise and Netcenter business segments.

RISKS RELATING TO THE AOL MERGER

    In November 1998, we signed an agreement to be acquired by AOL if certain events occur, including approvals by the government of the merger and satisfaction of certain other closing conditions by AOL and us. See "Recent Developments--Business Combinations--America Online." There are numerous risks associated with the AOL transaction:

    NETSCAPE STOCKHOLDERS WILL RECEIVE 0.45 OF A SHARE OF AOL COMMON STOCK DESPITE CHANGES IN MARKET VALUE OF NETSCAPE COMMON STOCK OR AOL COMMON STOCK. Upon completion of the merger, each share of Netscape common stock will be exchanged for 0.45 of a share of AOL common stock. The terms of the deal do not provide for any adjustment for changes in the market price of either Netscape common stock or AOL common stock, and we are not permitted to "walk away" from the merger or resolicit the vote of our stockholders solely because of changes in the market price of AOL common stock. Accordingly, the specific dollar value of AOL common stock to be received by Netscape stockholders upon completion of the merger will depend on the market value of AOL common stock at the time of completion of the merger.

    BENEFITS OF THE MERGER MAY NOT BE REALIZED. We entered into the merger agreement with AOL with the expectation that the merger will result in certain benefits, including advancing a multiple brand strategy, strengthening our positions in interactive medium and enterprise software, and potential cost savings. Achieving the benefits of the merger will depend in part on the integration of our technology, operations, and personnel in a timely and efficient manner so as to minimize the risk that the merger will result in the loss of customers or key employees or the continued diversion of the attention of management. Among the challenges involved in this integration is demonstrating to our customers that the merger will not result in adverse changes in client service standards or business focus, as has been suggested in some public commentary on the merger, and persuading our personnel that our business cultures are compatible. We may not be able to integrate successfully with AOL and may not be able to realize any of the anticipated benefits of the merger. Failure to do so could impair AOL's finances and business prospects.

    OUR OFFICERS AND DIRECTORS HAVE CONFLICTS OF INTEREST RELATING TO THE MERGER. Our directors and officers participate in certain arrangements and have continuing indemnification against certain liabilities that provide them with interests in the merger that are different from, or in addition to, those of Netscape stockholders. In particular, James L. Barksdale and certain other of our officers have agreements with us entitling them to continued vesting of their stock options and restricted stock after the merger. The number of shares of Netscape common stock subject to unvested options or Netscape repurchase rights that are held by these officers totaled an aggregate of 826,514, as of January 12, 1999. In addition, unvested stock options granted under our 1995 Director Option Plan to L. John Doerr, William V. Campbell, and Eric A. Benhamou, each one of our outside directors, will vest upon the completion of the merger. The number of shares of Netscape common stock subject to unvested options held by these outside directors that will vest upon completion of the merger totaled an aggregate of 98,800, on January 12, 1999. As a result, these directors and officers could be more likely to vote to approve the merger agreement than if they did not hold these interests.

    FAILURE TO OBTAIN CONSENTS AND WAIVERS. We have contracts with many of our suppliers, customers, licensors, licensees, and other business partners relating to, among other things, certain intellectual property rights. Some of these contracts require us to obtain the consent, waiver, or approval of these other parties in connection with the merger agreement. If we cannot do so, we and AOL may be required to refund various prepaid amounts under certain material contracts. In addition, we and AOL may lose the right to use intellectual property that is necessary for smooth operation of our Netcenter website or related to some of our software. We have agreed to use reasonable efforts to secure the necessary consents, waivers, and approvals. However, there can be no assurance that we will be able to obtain all of the necessary consents, waivers, and approvals and failure to do so could impair AOL's finances and business prospects. In addition, certain consents of third parties required by the merger agreement must be obtained or AOL may terminate the merger agreement.

    FAILURE TO COMPLETE THE MERGER. If the merger is not completed for certain reasons, we may be subject to a number of material risks, including the following:

    - we may be required to pay AOL a termination fee of $100 million

    - the option for 19,887,317 shares of Netscape common stock with an exercise price of $33.94 per share we granted to AOL may become exercisable

    - the price of Netscape common stock may decline to the extent that the current market price for Netscape common stock reflects a market assumption that the merger will be completed

    - the public announcement of the merger may have an adverse effect on:

       -   our sales and operating results,

       - our ability to attract and retain key management, marketing, and technical personnel, and

       -   progress of certain development projects

    - costs related to the merger, such as legal, accounting, and financial advisor fees must be paid even if the merger is not completed

    If the merger is terminated and our board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger. In addition, while the merger agreement is in effect and subject to certain limited exceptions, we are prohibited from soliciting, initiating, knowingly encouraging, or entering into certain extraordinary transactions such as a merger, sale of assets, or other business combination with any party other than AOL. Furthermore, if the merger agreement is terminated and AOL exercises its option to purchase Netscape common stock, we may not be able to account for future transactions as a "pooling of interests."

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

    As a result of our relatively limited operating history and recent acquisitions, we do not have relevant historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, our expense levels, which are to a large extent fixed, are based in part on our expectations as to future revenues. In addition, we typically operate with a minimal backlog of product orders. Therefore, our quarterly sales and operating results generally depend on the volume, timing, and fulfillment of orders received within the quarter, which are difficult to forecast. For the Enterprise business segment, we typically recognize the majority of our revenues toward the end of each quarter. Accordingly, we may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand for our products and services in relation to our expectations would immediately impair our finances and business prospects. Moreover, we may: (1) increase our operating expenses to exploit a market opportunity for our products and services, fund greater levels of research and development, increase our sales and marketing operations, develop new distribution channels, improve our operational and financial systems, and broaden our customer support capabilities, and (2) continue to incur significant merger-related charges and other increases in operating expenses associated with recently completed and future acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, our finances and business prospects will be impaired.

    We expect to experience significant fluctuations in operating results that may be caused by a variety of factors, including:

    - varying demand for our products and services;

    - increasing complexity of products with higher prices and longer sales cycles;

    - the timing of the introduction or enhancement of our products and services or those of our competitors;

    - market acceptance of new products and services;

    - the timing and size of individual license transactions (particularly to enterprise customers who may attempt to delay closing transactions until the end of a fiscal quarter as a negotiating tactic);

    - our price changes (such as the free client initiative we announced in January 1998) or those of our competitors;

    - the timing, size, and number of Website transactions;

    - seasonal trends in Internet usage and advertising placements;

    - the addition or loss of Website advertisers;

    - the level of user traffic on Netcenter;

    - the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

    - the mix of distribution channels through which products are sold;

    - the mix of products and services sold;

    - the mix of international and North American revenues;

    - litigation-related costs; and

    - general economic conditions.

    Quarterly operating results may fluctuate due to the timing of revenue from large sales of enterprise software products, including Netscape Application Server, Netscape Directory Server, and the Netscape CommerceXpert family of products. See "--Enterprise Segment--Fluctuations in Operating Results from Enterprise Software Sales." While we intend to pursue multiple sales opportunities with respect to these enterprise products, the loss or deferral of one or more significant sales could impair our finances or business prospects.

    In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing or marketing decisions (such as the free client initiative announced in January 1998) or enter into business combinations (such as the AtWeb or AOL business combinations) that could impair our finances or business prospects. See "--Netcenter Segment--Free Client Software" and "--Netscape--Risks of Acquisitions and Investments." As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and may not predict future performance. Our revenues are also likely to fluctuate due to factors that affect the organizations that are prospective customers of our enterprise products. Expenditures by these organizations tend to vary in cycles that reflect overall economic conditions and budgeting and buying patterns. See "--Netscape--Year 2000." Our business would be adversely affected by a decline in the economic prospects of our customers or the economy generally, which could alter current or prospective customers' capital spending priorities or budget cycles or extend our sales cycle with respect to certain customers. In addition, many large organizations defer capital expenditures beyond the first calendar quarter, meaning that we may realize lower revenue from sales in our second and third fiscal quarters than in other quarters of our fiscal year. For these reasons, among others, we may not be able to attain profitability on a quarter-to-quarter basis. Because of all of the foregoing factors, it is likely that in some future quarters our operating results will be below the expectations of public market analysts and investors, likely reducing the price of our common stock.

    Our proposed merger with AOL has diverted significant management, engineering, and sales resources away from running our business, which could impair our revenues and operating results. The pending AOL merger may also create uncertainties for our customers regarding product overlap and new product development following the merger. These uncertainties may cause our customers to delay purchasing our products and services, which would impair our revenues and operating results.

MANAGEMENT OF OPERATIONS

    We have a history of rapid growth through new hires and through the acquisition of companies. Our rapid growth has placed a significant strain on our managerial, operational, and financial resources. In December 1997 and January 1998, we implemented certain restructuring actions aimed at reducing our cost structure, improving our competitiveness, and restoring sustainable profitability. The restructuring plan resulted from decreased revenue associated with certain of our products and our adoption of a new strategic direction. The restructuring included reduction in workforce of approximately 400 employees, closure of certain facilities, write-down of operating assets to be disposed of, and payments on canceled third-party royalty contracts. As our business operations evolve, we will continue to restructure as necessary. There are several risks inherent in any efforts to recognize significant cost savings by restructuring, including the risk that cost-cutting initiatives will impair our ability to innovate and remain competitive in the software industry. Any future restructuring actions may not achieve the desired results, additional restructuring actions may be necessary in the future, and our systems, procedures, or controls may not be adequate to support our current or future operations. Failure to effectively manage restructurings in a timely and cost-effective manner would impair our finances and business prospects.

    Our future operating results will depend on management's ability to forecast revenues and control expenses, improve our operational and financial systems, retain qualified employees, and manage multiple relationships among various customers, suppliers, resellers, licensors, strategic partners, and other third parties. Our systems, procedures, and controls may not be adequate to support our current or future operations. Although we do not currently contemplate significantly expanding our headcount in the foreseeable future, we may initiate growth, through acquisitions or otherwise, to respond to market conditions and exploit the market opportunity for our products and services. Such renewed growth could place a significant strain on our managerial, operational, and financial resources. Further, our future operating results will also depend on our ability to manage our expanding product line, restructure our sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets, including the market for enterprise software, and expand our support organization commensurate with the increasing base of our installed products. Our failure to manage current operations and any future growth effectively or to rapidly and effectively take advantage of a market opportunity for our products and services would impair our finances and business prospects.

RISKS OF ACQUISITIONS AND INVESTMENTS

    In December 1998, we completed a business combination with AtWeb and in October 1998, we purchased the technology assets of Newhoo. As part of our overall strategy, we may enter into further business combinations, make significant investments in complementary companies, products, and technologies, and enter into joint ventures and strategic alliances with other companies. Any such transactions would be accompanied by the risks commonly encountered in such transactions. In particular, business combinations with high-technology companies include such risks as the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses, the incurring of additional expenses associated with amortization of acquired intangible assets, the difficulty of maintaining uniform standards, controls, procedures, and policies, and harm to relationships with employees and customers as a result of any integration of new personnel. We may not overcome these risks or any other problems encountered in connection with such business combinations, investments, and joint ventures, and such transactions may therefore impair our finances and business prospects.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    Except as noted below, we are not currently subject to direct government regulation other than the laws and the regulations that generally apply to publicly owned companies and to businesses generally. Few laws or regulations specifically apply to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted with respect to the Internet, covering certain content (such as pornography and gaming) and issues such as user privacy and expression, pricing of products and services, e-commerce liability, taxation, advertising, intellectual property rights, information security, and the convergence of traditional communication services with Internet communications. Other countries and various political organizations are likely to favor more and different regulation than what has been proposed in the U.S., thus further increasing the complexity of regulation. The adoption of such laws or regulations, possibly including the taxation of Internet services and transactions, may decrease the growth of intranets, extranets, and the Internet, which could in turn decrease the demand for our products, increase our cost of doing business, or otherwise impair our finances and business prospects. See "--Enterprise Segment--Developing Market; Uncertain Rate of Acceptance of Netscape's Products; Uncertain Adoption of Intranets, Extranets, and the Internet as a Medium of Communication, Collaboration, and Commerce." In addition, it is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, and personal privacy apply to the Internet. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our products, increase our cost of doing business, including as a result of costs of litigation or increased product development costs, or otherwise impair our finances or business prospects.

    The encryption technology contained in our products is subject to U.S. export controls. Such export controls, either in their current form or as may be subsequently revised, may limit our ability to distribute certain encrypted products outside of the United States. While we take precautions against unlawful exportation, such exportation may inadvertently occur from time to time, subjecting us to potential liability and adverse consequences. In addition, future legislation or regulation may further limit levels of encryption or authentication technology that can be included in our products. For example, recent proposals at the federal level call for domestic controls on encryption products and related services. Such new regulation would alter the design, production, distribution, and use of our products, and could reduce demand for our products as well as general demand for Internet software and for electronic commerce products and services. See "--Enterprise Segment--Developing Market; Uncertain Acceptance of Netscape's Products; Uncertain Rate of Adoption of Intranets, Extranets, and the Internet as a Medium of Communication, Collaboration, and Commerce." In addition, foreign governments have import and domestic use laws and regulations already in place that may restrict the type of encryption software that is permitted for distribution in their countries. As a consequence of such export, import, and use controls, we must develop and market both domestic and international versions of our products that contain encryption software, with the version for the U.S. market having a stronger level of encryption than the version for export to international markets. Along with the additional costs associated with the duplication of effort and expense in research, development, manufacturing, and distribution of different versions of products, we may lose sales from customers who wish to have the same level of encryption security throughout their organization. We may also encounter difficulties competing with non-U.S. producers of strong encryption products, who may both import their products into the United States and sell products overseas.

    Additionally, some countries have enacted import laws requiring the alteration of our products in order for the government of such countries to maintain a level of control over the content of products entering such countries. In addition to the costs we incur in complying with varying international regulations, alteration of our products may cause such products to perform at a level below their intended level and thereby subject us to potential liability and other adverse consequences. Any such export restrictions, import restrictions, legislation, regulation, or unlawful exportation or importation could impair our finances or business prospects.

UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY; RISKS ASSOCIATED WITH LICENSED
  THIRD PARTY TECHNOLOGY

    See "Proprietary Rights."

DEPENDENCE ON KEY PERSONNEL

    Our performance depends substantially on the performance of our executive officers and key employees. Given our relatively early stage of development, we also depend on our ability to retain and motivate highly qualified personnel, especially our management and highly skilled development teams. We do not have "key person" life insurance policies on any of our employees. The loss of the services of any of our executive officers or other key employees could impair our finances or business prospects.

    Our future success also depends on our continuing ability to identify, hire, train, and retain other highly qualified technical and managerial personnel, especially software developers. Competition for such personnel is intense, and we may not be able to attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could impair our finances or business prospects.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    Within our Enterprise software operating segment, we are currently incurring, and expect to continue to incur, costs in developing, marketing, and distributing a variety of localized versions of our products. If international revenues are not adequate to offset the expense of maintaining foreign operations and the costs of localizing our products, our finances and business prospects could be impaired. For example, in the ten months ended October 31, 1998, we experienced a decline in international revenue growth rates in part due to the economic crisis in the Asia/Pacific region. We may not be able to successfully market, sell, and deliver our products in foreign markets. In addition to the uncertainty as to our ability to maintain and generate new revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, export and import controls relating to encryption technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy, seasonal reductions in business activity during the summer months in Europe and elsewhere, and potentially adverse tax consequences, which could adversely impact the success of our international operations. One or more of such factors may impair our future international operations and our overall finances and business prospects.

YEAR 2000

    The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

    We have developed a phased Year 2000 readiness plan for the current versions of our products. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrading, and replacement of certain product versions), validation testing, and contingency planning. We continue to respond to customer concerns about prior versions of our products on a case-by-case basis.

    We have largely completed all phases of our plan, except for contingency planning, with respect to the current versions of all of our products. We have made Year 2000 readiness disclosures stating that the current versions of all of the products that we currently ship are "Year 2000 Compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 Compliant. These disclosures note that, in some cases, our products require a patch we provide with the product in order to be Year 2000 Compliant. We, our customers, and vendors continue to test our software for compliance and may find additional errors or defects associated with Year 2000 date functions.

    We have defined "Year 2000 Compliant" to mean that the product will accurately receive, process, and provide date data from, into, and between the twentieth and twenty-first centuries, including the years 1999 and 2000, and make leap year calculations, provided that all other products (whether hardware, software, or firmware) used in or in combination with the product properly exchange data with it. We have not tested our products on all platforms or all versions of operating systems that we currently support and have advised our customers to verify that their platforms and operating systems support the transition to the year 2000.

    We have not specifically tested software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into our products, but we are seeking assurances from our vendors that licensed software is Year 2000 Compliant. Despite our testing, testing by our current and potential customers, and whatever assurances we may receive from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Current versions of Netscape ECXpert, Netscape BuyerXpert, Netscape SellerXpert, and Netscape MerchantXpert include third-party Java components that may not be Year 2000 Compliant in all respects. Netscape provides no warranty to our customers with respect to the Year 2000 compliance of third-party components embedded in our software. Also, certain prior versions of our products are not fully Year 2000 Compliant, and we are working to address these issues. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could impair our finances or business prospects. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

    Our internal systems include both our information technology ("IT") and non-IT systems. We have completed a baseline assessment of our material internal IT systems (including both our own software products and third-party software and hardware technology) and our non-IT systems (such as our security system, building equipment, and embedded microcontrollers) and are beginning implementation (including remediation, upgrading, and replacement). We have retained an outside contractor to provide assistance with validation testing and contingency planning. We expect to complete all project phases by August 31, 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from such vendors that their systems are Year 2000 compliant. Our worst case scenario would involve the unavailability of our major internal systems to our employees and the unavailability of Netcenter to its users. In the event of this worst case scenario, we may incur expenses to repair our systems, face interruptions in the work of our employees, lose advertising revenue, not be able to deliver minimum guaranteed levels of traffic, not be able to deliver downloads of our browser product, and suffer damage to our reputation. We estimate total costs for all internal systems project phases to be approximately $8 million, with approximately $5 million of this representing our internal cost of the work our own employees have done on this project. Costs to be capitalized in connection with purchased computer hardware are expected to approximate $1.5 million, with the remaining costs to be expensed when incurred. In addition to the specific problems and costs we've described, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

    We do not currently have any information concerning the Year 2000 compliance status of our customers. As is the case with other similarly situated software companies, if our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures that were reserved for enterprise software) to address Year 2000 compliance problems, our finances or business prospects could be impaired.

    We have funded our Year 2000 plan from operating cash flows. We estimate that costs incurred through October 31, 1998 in connection with Year 2000 compliance projects have not been material. We will incur additional amounts related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. We may experience material problems and costs with Year 2000 compliance that could impair our finances and business prospects.

    We have not yet fully developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

EURO CURRENCY

    The participating member countries of the European Union agreed to adopt the European Currency Unit (the "Euro") as the common legal currency beginning January 1, 1999. On that same date they established fixed conversion rates between their existing sovereign currencies and the Euro. Our e-commerce application products are not currently "Euro Compliant." We plan to release Euro Compliant versions of our e-commerce application products in the first calendar quarter of 1999 (MerchantXpert and SellerXpert) and the second calendar quarter of 1999 (BuyerXpert). Delays in developing these new Euro Compliant versions could result in delay or loss of revenue, damage to our reputation, or increased service and warranty costs, any of which could impair our finances or business prospects. We have defined "Euro Compliant" to mean that our product is capable of processing and reporting any data denominated in the Euro in the same manner as processing and reporting data denominated in the national currency units that comprise the currencies of those member states that adopt the Euro (the "NCUs") without any loss of functionality or interoperability or degradation in performance of volume capacity and, without prejudice to the generality of the foregoing, has the ability to provide all the following functions:

(1) Conversion of NCUs to Euro (and vice versa) at the Fixed Conversion Rates and conversion of NCUs to NCUs using the Fixed Conversion Rates between the relevant NCUs and the Euro and, in each case, rounding of such amounts in accordance with applicable laws and regulations from time to time. "Fixed Conversion Rates" means the fixed Euro/NCU conversion rates established by the Council of the European Union pursuant to Article 109(L) of the Treaty of Rome of 25th March 1957, as amended by the Single European Act 1986 and the Maastricht Treaty, establishing the European Community, as amended from time to time.

(2) Rounding of amounts denominated in Euro to the nearest "Euro cent" and of amounts denominated in NCUs to the nearest sub-unit applicable to the relevant NCUs and use in data of the Euro symbol;

(3) Making and receiving payment of amounts denominated in Euro and in different denominations of the Euro and/or in NCUs (including Euro cents and NCUs); and

(4) All functions and reporting, including regulatory reporting, in both Euro and NCUs.

ANTI-TAKEOVER DEFENSE PROVISIONS

    In November 1998, we entered into a Preferred Shares Rights Plan. See Item 5(c) of this 10-K. The Plan has the anti-takeover effect of causing substantial dilution to a person or group (other than AOL) that attempts to acquire us on terms not approved by our board of directors. These anti-takeover provisions could limit the price that certain investors might be willing to pay in the future for shares of Netscape common stock.

                               ENTERPRISE SEGMENT

    The Enterprise segment of our business faces the following risks, which have the potential to impair our finances and business prospects. Our Enterprise segment includes server software, e-commerce application software, technical support, professional services, and training.

COMPETITION

    See "Enterprise Software and Services--Competition."

NEED TO EXECUTE DIFFICULT TYPE OF SALE

    We sell enterprise software products and services primarily to large companies, institutions, and government entities. These types of customers generally commit significant resources to an evaluation of enterprise software and require the vendor to expend substantial time, effort, and money educating them about the value of the vendor's solution. As a result, sales to these types of customers generally require an extensive sales effort throughout the organization, and often require final approval by an executive officer or senior level employee. We have experienced and will likely continue to experience delays following initial contact with a prospective customer and expend substantial funds and management effort in connection with these sales. In order to accomplish these difficult and lengthy sales, we have restructured our direct sales force, and must extensively train and effectively manage our sales personnel, invest greater resources in the sales effort, and educate the indirect channels. Additionally, we will need to add trained technical personnel to help us implement and support solutions for our enterprise software customers. Sales and technical personnel with the sufficient level of expertise and experience for these positions are in great demand, and we may not be able to hire and retain a sufficient number of qualified personnel for these purposes. Failure to do so or failure to complete these difficult sales could impair our finances or business prospects.

FLUCTUATIONS IN OPERATING RESULTS FROM ENTERPRISE SOFTWARE SALES

    Revenues from sales of Netscape Application Server, the Netscape CommerceXpert product family, and our other enterprise software products are expected to continue to fluctuate substantially from quarter to quarter as a result of the timing of significant orders and sales. Moreover, because the procurement process of our customers generally takes a significant amount of time from initial contact to order placement and may involve competing capital budget considerations, sales of our enterprise software products will continue to be difficult to predict. The loss or deferral of one or more significant sales could have a material adverse effect on quarterly results of operations, particularly if there are significant sales and marketing expenses associated with the deferred sale. While we intend to pursue multiple sales opportunities with respect to these enterprise software products, we may experience fluctuations in revenue. See "--Netscape--Potential Fluctuations in Quarterly Results."

POSSIBLE PRODUCT DEFECTS

    Enterprise software products as complex as Netscape Application Server, the Netscape CommerceXpert product family, and our other enterprise software products frequently contain errors or bugs. Although we conduct extensive product testing, we have in the past released products that contain such defects. Despite our testing and testing by current and potential customers, errors or bugs may be discovered after Netscape Application Server, the Netscape CommerceXpert product family, and Netscape's other enterprise software products are installed and used by customers, which could result in delay or loss of revenue, delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could impair our finances or business prospects.

PRODUCTS USED IN CRITICAL BUSINESS FUNCTIONS OF OUR CUSTOMERS

    We market and sell our enterprise software for use in critical business functions of our customers where nearly constant availability is required. These deployments of our products may expose us to heightened liability for problems caused by any unavailability of our products. We seek to disclaim such liability.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

    We have historically derived the majority of our total revenues from licensing our software and selling associated services. Accordingly, broad acceptance of our software products and services by customers is critical to our future success. Our future success will depend on our ability to design, develop, test, and support new software products and enhancements that meet changing customer needs and respond to technological developments and emerging industry standards on a timely and cost-effective basis. Enterprise software products as complex as Netscape Application Server and the Netscape CommerceXpert product family require longer product development cycles. We may not successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Further, products or technologies developed by others may render our products or technologies obsolete or noncompetitive. We have addressed the need to develop new products and enhancements through our internal development efforts and through acquisitions of other companies and the licensing of third-party technology. See "Recent Developments--Business Combinations--AtWeb." Enterprise software products as complex as Netscape Application Server and the Netscape CommerceXpert product family typically involve higher aggregate royalty payments for embedded technology. Acquiring other companies and licensing third-party technology involve numerous risks. See "--Netscape--Risks of Acquisitions and Investments" and "Proprietary Rights." The failure of our new product development efforts could impair our finances or business prospects.

    Our current products are designed around certain standards and current and future sales of our products will partly depend on widespread adoption of such standards by enterprises, consumers, developers, and other software providers. Widespread adoption of a standard not supported by us could impair our finances or business prospects.

DEVELOPING MARKET; UNCERTAIN ACCEPTANCE OF NETSCAPE'S PRODUCTS; UNCERTAIN RATE
  OF ADOPTION OF INTRANETS, EXTRANETS, AND THE INTERNET AS A MEDIUM OF COMMUNICATION, COLLABORATION, AND COMMERCE

    The market for our enterprise software products and services is relatively new, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication, collaboration, and commerce over intranets, extranets, and the Internet. It is difficult to predict the future growth rate and size of this market. The intranet, extranet, and Internet software industry is relatively young and has a limited number of proven products. While we believe that our enterprise software products offer significant advantages for communication, collaboration, and commerce over intranets, extranets, and the Internet, customers might not buy our enterprise software products, which could impair our finances and business prospects.

    Moreover, continued market acceptance of our enterprise software products substantially depends on the rate of adoption of intranets, extranets, and the Internet for commerce, collaboration, and communications. This adoption generally requires the acceptance of a new way of conducting business and exchanging information. Enterprises that have already invested substantial resources in other means of conducting commerce, collaboration, and communication may be particularly reluctant or slow to adopt a new strategy that may make some or all of their existing information systems technology, software, and systems obsolete. In addition, individual PC users in businesses or at home may be slow to adopt intranets, extranets, or the Internet for online commerce, collaboration, or communication. Moreover, critical issues concerning the use of intranets, extranets, and the Internet (including security, reliability, cost, ease of deployment and administration, and quality of service) remain unresolved and may impact the growth of intranet, extranet, and Internet use. Delays in the rate of adoption of intranets, extranets, and the Internet for commerce, collaboration, and communications could impair our finances and business prospects.

EVOLVING DISTRIBUTION CHANNELS

    We sell our enterprise products directly to end-users and certain of our enterprise products via the Internet. In addition, we offer certain of our products indirectly through OEMs, VARs, and software retailers. We expect that any material increase in sales through resellers as a percentage of total revenues, especially any increase in the percentage of sales through OEMs, VARs, and systems integrators, will adversely affect our average selling prices and gross margins due to the lower unit prices that are typically charged when selling through indirect channels. Other potential adverse consequences of our focus on developing sales through resellers are the diversion of management resources and attention from direct sales, which could adversely affect direct sales revenue and sales of Netscape Application Server, the Netscape CommerceXpert product family, and our other enterprise software products, and continued revenue fluctuation of retail revenue, which tends to fluctuate with product releases and may be subject to seasonality. Moreover, we may not be able to continue to attract and retain resellers able to effectively market our products, particularly resellers of enterprise software products, such as Netscape Application Server, the Netscape CommerceXpert product family, and our other enterprise software products, and such resellers may not be qualified to provide timely and cost-effective customer support and service. We also may not be able to manage conflicts among our resellers. In addition, our agreements with resellers typically do not restrict resellers from distributing competing products, and in many cases may be terminated by either party without cause. Further, in some cases we have granted exclusive distribution rights that are limited by territory and in duration. Consequently, we may be adversely affected should any reseller fail to adequately penetrate its market segment. Our inability to recruit, manage, educate, or retain important resellers, particularly resellers of enterprise software products, such as Netscape Application Server, the Netscape CommerceXpert product family, and our other enterprise software products, or their inability to penetrate their respective market segments, could impair our finances or business prospects.

    We will continue to distribute certain of our enterprise software products electronically through the Internet. Distributing our enterprise software products through the Internet makes our enterprise software more susceptible than other software to unauthorized copying and use. We have historically allowed and currently intend to continue to allow potential customers to electronically download certain of our enterprise software products for a free evaluation period. Upon expiration of the evaluation period, we may not be able to collect payment from users that retain a copy of our software. In addition, by distributing certain of our products for free evaluation over the Internet, we may have reduced the future demand for our products. If, as a result of changing legal interpretations of liability for unauthorized use of our software or otherwise, users were to become less sensitive to avoiding copyright infringement, our finances and business prospects would be impaired.

SECURITY RISKS AND SYSTEM DISRUPTIONS; LACK OF PRODUCT LIABILITY INSURANCE FOR
  PRODUCTS INCORPORATING SECURITY FEATURES

    We have included in our products security protocols that operate in conjunction with encryption and authentication technology licensed from RSA Data Security Inc. Despite the existence of these technologies, our products and the technology from other software companies incorporated into our products, like most software, are vulnerable to break-ins and similar disruptive problems caused by Internet users. In the last three years, there have been several instances in which weaknesses or vulnerabilities in our security implementation were discovered. In each instance in which a vulnerability or weakness was discovered and verified in our security implementation, we attempted to address the vulnerability or weakness by making the various design changes in our security and reviewing those changes internally and with a broad set of outside industry experts. The design changes appear to have resolved most known security vulnerabilities and weaknesses in our products. Moreover, our products may be susceptible to other security flaws, whether in our products or technologies, or in other technology incorporated into our products.

    Despite our attempts to address the vulnerabilities and weaknesses in our security implementation, our products and licensed technology incorporated in such products may continue to have security flaws that make them vulnerable to break-ins and similar disruptive problems. Further, as is generally known, weaknesses in the environment in which our products are used may compromise the security of confidential electronic information exchanges across intranets, extranets, and the Internet. This includes, but is not limited to, the security of the physical network, the machines used for the information transfer, and the operating system on which our products are running. Any such flaws in intranets, extranets, the Internet, or the end-user environment or weaknesses or vulnerabilities in our products or incorporated technology would jeopardize the security of confidential information sent over intranets, extranets, and the Internet using our software, such as credit card numbers and email, and might enable others to dismantle the special security techniques meant to protect such transactions.

    Moreover, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses or other security problems, may inhibit the growth and commercial development of intranets, extranets, and the Internet, and our customer base and revenues. We attempt to limit our liability to our customers, including liability arising from failure of the security implementation contained in our products, through contractual provisions. However, such limitations may not be available in some cases or effective. We currently do not have product liability insurance to protect against risks associated with break-ins or disruptions. Any security-related problems in our products or incorporated technology could require us to expend significant capital and resources to alleviate or correct such problems, result in lawsuits against us, result in loss of customers, or interrupt, delay, or stop product shipments to our customers, any of which could impair our finances or business prospects.

                               NETCENTER SEGMENT

    The Netcenter segment of our business faces the following risks, which have the potential to impair our finances and business prospects. Our Netcenter segment includes both our Internet portal, Netcenter, and our client software.

FREE CLIENT SOFTWARE

    In January 1998, we launched a program to distribute Netscape Communicator Standard Edition and Netscape Navigator Stand-Alone Edition for free. Although we believe that the free client distribution program will increase the number of new users of our client software, there are risks associated with providing our client software for free. For one, these actions virtually eliminated revenue from stand-alone client software in the ten months ended October 31, 1998, which has increased the importance of growth in other areas of our business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Revenues." Additionally, as part of our software distribution program, qualified partners are able to customize certain aspects of Netscape Communicator, including removing or changing default URLs in Netscape Communicator, which currently drive user traffic to Netcenter. If such qualified partners remove or change the defaults to non-Netscape URLs, Netcenter may experience a reduced amount of user traffic and such reduction in traffic could impair our finances or business prospects. See "--Reliance on Website Revenues; Uncertain Adoption of Web as an Advertising Medium."

ROYALTY-FREE SOURCE CODE

    In 1998, we made our client source code publicly available over the Internet for licensing on a royalty-free basis and will make subsequently developed source code available on the same terms. Through this action, we sought to accelerate development and free distribution of future versions of Netscape Communicator to individuals and business customers. Programmers not employed by us contribute to the development of the public source code base, which we expect will continue to be the basis of our branded client products. We incur various expenses administering the public source code base and reviewing and performing quality-assurance tests on proposed enhancements. Our decision to make our source code available for royalty-free licensing is, however, unparalleled in the revenue-producing software community, and thus involves risks that cannot be fully known at this time. For example, only a limited number of developers may design enhancements to the source code, developers may not contribute such enhancements to the public source code base, proposed enhancements may not meet our quality specifications, proposed enhancements may not address our design goals for Netscape Communicator, the free source code may lead to a proliferation of incompatible or competitive products (potentially creating brand and market confusion), or our competitors may attempt to incorporate certain competitive design advantages of Netscape Communicator into their own products. If any of the foregoing were to occur, the demand for Netscape Communicator may decrease, which could decrease traffic to Netcenter, thereby impairing our finances or business prospects.

    We have initiated source code distribution under a license agreement that allows source code modification and redistribution and provides for free availability of source code versions. As we accept code enhancements from the development community and ultimately incorporate such enhancements into Netscape Communicator, there is a risk that such enhancements will infringe the proprietary rights of third parties. Although our license requires contributing developers to disclose known third-party claims, intellectual property claims may still be made against us, for which we may not be indemnified. See "Proprietary Rights." Additionally, while we do not believe that our products infringe the proprietary rights of any third parties, disclosure of the source code may provide a useful discovery tool for individuals or organizations interested in initiating an intellectual property claim against us. Irrespective of the merits of such claims, we could spend significant time and money defending such claims, which could impair our finances or business prospects. See "Proprietary Rights."

INTEGRATION OF CLIENT PRODUCT WITH NETCENTER

    We will continue to add new features, such as Smart Browsing, to our client product to make it more useful to Netcenter members and direct traffic to Netcenter. See "Netcenter--Client Software." Because we receive no revenue from our client product, our finances and business prospects will be impaired if we expend resources on developing and promoting these types of features, but receive no increase in traffic to Netcenter.

COMPETITION

    See "Netcenter--Competition."

RELIANCE ON WEBSITE REVENUES; UNCERTAIN ADOPTION OF WEB AS AN ADVERTISING MEDIUM

    Netcenter offers a variety of products and services, including access to news and information, search and navigation services, opportunities for e-commerce, directories of interesting sites on the Internet, our software, third-party software, a variety of product and technical support information, and current news about us and our products. See "Netcenter--Netcenter Services." Our ability to continue to generate Web-based revenues through Netcenter will depend upon, among other things:

    - companies' acceptance of the Web as an effective medium to market their products and services;

    - advertisers' acceptance of the Web as an effective and sustainable advertising medium;

    - the development of a large base of users of Netcenter services possessing demographic characteristics attractive to companies and advertisers;

    - our ability to continually offer compelling content and new services (which achieve market acceptance);

    - our ability to attract the average Web consumer and draw high amounts of traffic;

    - our ability to develop and sustain relationships with leading content and service providers; and

    - our ability to develop and deliver an effective Web-based service delivery system.

    Certain advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may have a material adverse effect upon the viability of Web-based services on the Internet. As a result of these factors, we may not sustain or increase our current Web-based service revenues. Any of these factors could impair our finances or business prospects. In addition, there is intense competition in the sale of Web-based services on the Internet, including competition from Internet online services as well as other high-traffic Websites. See "Netcenter--Competition."

RISKS RELATED TO CO-BRANDED SERVICES AND CONTENT AND SPONSORSHIPS

    We enter into, and derive a significant portion of revenues from, sponsorship arrangements with third parties to provide sponsored services and placements on Netcenter in addition to traditional banner advertising. In connection with these arrangements, we generally receive sponsorship fees, and we may receive a portion of the transaction revenues received by sponsors from users originated through Netcenter. These arrangements expose us to potentially significant financial risks, including the risk that we fail to deliver required minimum levels of user impressions (in which case these agreements are typically subject to termination), the risk that users do not generate expected levels of revenue subject to revenue sharing, and the risk that sponsors do not renew the agreements at the end of their term. These arrangements may also require us to integrate our sponsors' content with our services, which can require the dedication of resources and significant programming and design efforts. We may not be able to attract additional sponsors or renew existing sponsorship arrangements when they expire. In addition, we have granted exclusivity provisions to certain of our sponsors, and may in the future grant additional exclusivity provisions. Such exclusivity provisions may have the effect of preventing us, for the duration of such exclusivity arrangements, from accepting advertising or sponsorship arrangements within a particular subject matter with respect to portions of a channel or service, an entire channel, an entire service, or over all of Netcenter. Our inability to enter into further sponsorship or advertising arrangements as a result of our exclusivity arrangements could impair our finances and business prospects.

RISKS ASSOCIATED WITH BANNER ADVERTISING

    We derive revenues from the sale of banner advertisements on Netcenter. A majority of our customers purchasing banner advertisements do so on a short-term basis, and many of these customers may terminate their advertising commitments at any time without penalty. These customers may not continue or increase their level of advertising on Netcenter and these customers may move their advertising to competing Web sites or to other traditional media. Consequently, we may not be successful in maintaining or increasing the amount of banner advertising revenue from Netcenter, and our failure to do so may impair our finances and business prospects.

DEPENDENCE ON THIRD-PARTY RELATIONSHIPS

    We depend and expect to continue to depend on a number of third parties for user traffic and to provide content on Netcenter, making it more attractive to advertisers and consumers. These relationships include agreements with ISPs and online service providers ("OSPs") and arrangements for providing content for Netcenter such as stock quotes and news stories. The termination of, or our failure to renew on reasonable terms, our relationship with an ISP, OSP or key content provider (such as Excite) could significantly reduce traffic on Netcenter or otherwise adversely affect our sponsorship and advertising revenues, which would also impair our finances and business prospects. We could also incur expenses relating to the development of new content as a result of a new agreement with a third party. These expenses could impair our finances and business prospects.

    We also generally depend on other Web site operators who provide links to Netcenter. Most of these arrangements do not require future minimum commitments to provide access or links to Netcenter or to provide content to us, are often not exclusive, and are often short-term or may be terminated at the convenience of the other party. There can be no assurance that these third parties regard their relationships with us as important to their own respective businesses and operations, that they will not reassess their commitments to Netcenter at any time in the future, or that they will not develop their own competitive services or products. Further, there can be no assurance that the services of those companies that provide access to Netcenter will achieve market acceptance or commercial success, and therefore there can be no assurance that any significant amount of traffic will be directed to Netcenter as a result of these third-party relationships. Accordingly, our existing relationships with other Web site operators may not result in sustained business relationships, successful service offerings, generation of significant traffic on Netcenter, or significant revenues for us.

PRIVACY CONCERNS

    A number of countries, including the United States, are considering potential legislation limiting the collection, use, and transfer of personally identifiable information. A European Union Directive regarding such privacy issues carried a deadline of January 1, 1999 for member countries to enact implementing legislation. It is uncertain what regulations will be implemented in various countries and what effects they will have. We are currently changing Netcenter data management practices in ways that will bring them closer to conforming to the practices described in the European Union Directive. We currently maintain data management practices that are consistent with those of exclusively internet companies. Depending on what regulations are implemented in various countries, we could face potential sanctions in certain countries for noncompliance, incur expenses in complying with the new rules, be subject to government or private enforcement actions, or have less marketing data to sell or share with our customers, any of which could impair our finances or business prospects.

    For example, our services use "cookies" to deliver targeted advertising, help compile demographic information about users, and limit the frequency with which an ad is shown to the user. Cookies are bits of information keyed to a specific drive and passed to a Web site server through the user's browser software. Cookies are placed on the user's hard drive, but can be removed by the user at any time. In addition, our browser allows a user to prevent cookies from being stored on the user's hard drive. Any reduction or limitation by users in the use of cookies due to privacy or other concerns could limit the effectiveness of our ad targeting, which could result in our experiencing lower cost per thousand ("CPM") rates for our advertisements, which could impair our finances and business prospects.

UNCERTAIN MAINTENANCE AND STRENGTHENING OF NETSCAPE'S BRANDS

    We believe that maintaining and strengthening our brands is critical to achieving widespread acceptance of Netcenter, particularly in light of the competitive nature of the portal market. Promoting and positioning our brands will depend largely on the success of our marketing efforts and our ability to provide high quality content and services. In order to promote our brands, we anticipate increasing our marketing budget or otherwise increasing our financial commitment to creating and maintaining brand loyalty among our customers. If we fail to promote and maintain our brands or incur excessive expenses in an attempt to promote and maintain our brands or if our existing or future strategic relationships fail to promote our brands or increase brand awareness, our finances and business prospects could be impaired.

DEPENDENCE ON NEW AND ENHANCED SERVICES

    Because the attractiveness of Netcenter to sponsors and advertisers is based substantially upon the amount of traffic on Netcenter, broad acceptance of Netcenter by consumers is critical to our future success. We currently offer a variety of services on Netcenter. See "Netcenter--Netcenter Services." We intend to introduce additional services in the future. Any new service we launch that is not favorably received by consumers could adversely affect our reputation or brand name and could also adversely affect our user traffic. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction, or marketing of these services, and our new services and enhancements may not achieve significant market acceptance. Furthermore, our existing services and new releases, whether improved versions of existing services or introductions of entirely new services, may contain undetected errors that require significant design modifications. Delays in the commencement of services or errors contained in services and enhancements may result in customer dissatisfaction and delay or loss of advertising revenues. If we are unable, for technological or other reasons, to develop and introduce new services or enhancements in a timely manner, or if our services or enhancements contain errors or do not achieve a significant degree of market acceptance, our finances and business prospects could be impaired.

LIABILITY FOR INFORMATION PROVIDED VIA THE WEB

    Because materials contained on the Web may be accessed through the services we offer and be subsequently distributed to others, there is a potential that some person may make claims against us for defamation, copyright, or trademark infringement, or other injuries based on the nature and content of such materials. While U.S. law currently limits liability for aggregation of third party content, such claims have been brought, and sometimes successfully pressed, against OSPs and ISPs in the past. In addition, we could be exposed to liability with respect to the selection of listings that may be accessible through our services and through content and materials that may be posted by users in classifieds, bulletin board and chat room services we offer. Such claims might include, among others, that by providing hypertext links to Web sites operated by third parties, we are liable for copyright, trademark infringement, fraud, violation of privacy rights, violation of consumer protection laws or regulations, violations of other laws, or other wrongful actions by such third parties through such Web sites. It is possible that if any information provided through our services (such as stock quotes, analyst estimates or other trading information) contains errors, third parties could make claims against us for losses incurred in reliance on such information. We offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email (spamming), lost or misdirected messages, illegal or fraudulent use of email or interruptions, or delays in email service.

CONSUMER PRODUCT LIABILITY

    Certain of our sponsorship relationships may contain provisions under which we are entitled to receive a share of revenue from the purchase of goods and services by users of our services. In certain sponsorship relationships, the third-party vendor of goods and services may use our trademarks in connection with the transaction. Such arrangements may expose us to additional legal risks and uncertainties, including, without limitation, potential liabilities to consumers of such products and services. Although we carry general liability insurance, our insurance may not cover potential claims of this type, or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could impair our finances and business prospects.

CAPACITY CONSTRAINTS AND SYSTEM FAILURE; ADVERTISING MANAGEMENT SYSTEM

    A key element of our strategy is to generate a high volume of traffic to our products and services. Accordingly, the performance of our products and services is critical to our reputation, our ability to attract advertisers to Netcenter, and market acceptance of these products and services. Any system failure that causes interruptions or that increases response time of our products and services would result in less traffic to Netcenter and, if sustained or repeated, would reduce the attractiveness of our products and services to advertisers, content providers, and users. In addition, an increase in the volume of page views, member sign-ons, registrations, downloads, and searches conducted through our products and services could strain the capacity of the software, hardware, or telecommunications lines we deploy, which could lead to slower response time or system failures. If traffic to Netcenter continues to increase, there can be no assurance that our products, services and systems will be able to scale appropriately. We also depend on ISPs and OSPs to generate a certain amount of traffic to our products and services, and viewers have experienced and may in the future experience difficulties due to system or software failures or incompatibilities not within our control. We also depend on hardware suppliers for prompt delivery, installation, and service of servers and other equipment and services used to provide our products and services. Any disruption in the Internet access and service we or our service providers provide could impair our finances and business prospects.

    The process of managing advertising within large, high-traffic Web sites such as Netcenter is an increasingly important and complex task. Any extended failure of, or material difficulties encountered in connection with, our advertising management system may expose us to "make good" obligations with our advertising customers, which, by displacing advertising inventory, would reduce revenue and would impair our finances and business prospects.

    In addition, our operation depends upon our ability to maintain and protect our computer systems, which are mainly located at our principal offices in Mountain View, California. This system is subject to potential damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins, and similar events. While we have located some redundant systems for our service at an alternate site, we do not currently have a complete disaster recovery plan in effect. If our systems in Mountain View failed completely, we could display our home page, static content, and most channels and permit downloads at approximately 35% of our normal capacity. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, break-ins, and similar disruptive problems. Computer viruses, break-ins, or other problems caused by third parties could lead to interruptions, delays in, or temporary cessation of service to users of our products and services. The occurrence of any of these events would impair our finances and business prospects.

USE OF NETSCAPE OPEN DIRECTORY

    In October 1998, we purchased for approximately $1 million all of the technology assets of Newhoo, Inc., which included relationships with individuals who volunteer their time to create directories of Web-based content. Directories create the structure for the channel-based presentation of information and services to visitors of a website. We intend to continue Newhoo's work with these volunteer content aggregators to build a content directory, which we have named Netscape Open Directory. We plan to integrate these directory listings throughout Netcenter, including in the Smart Browsing results of our browser and the personalization services of MyNetscape. We cannot influence the behavior of the volunteers in aggregating and producing content as we would that of our own employees, and we may face increased liability for aggregation of third-party content as a result of this project. See "--Liability for Information Provided Via the Web."

ITEM 2. PROPERTIES.

    We lease and occupy various facilities in Mountain View and Sunnyvale, California, which provide approximately 1.3 million square feet of office space and contain our principal executive, administrative, engineering, sales, marketing, customer support, and research and development functions. Such leases expire at various dates ranging from 1999 through 2013. As a result of the restructuring in late 1997 and early 1998, we subleased approximately 290,000 square feet of this space to other parties. We believe that existing facilities and facilities subject to lease will be adequate until 2000 and that sufficient additional space will be available as needed thereafter. We also have short-term operating leases for sales offices in North America, Europe, Asia, and Australia.

    In addition, we maintain secure computers that contain our confidential information and that of our customers. Our operations depend in part upon our ability to protect our internal network infrastructure against damage from physical break-ins, natural disasters, operational disruptions, and other events. Physical break-ins could result in the theft or loss of our confidential or critical business information and that of our customers. Any such break-in or damage or failure that causes interruptions in our operations could impair our finances or business prospects.

ITEM 3. LEGAL PROCEEDINGS.

    We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We have also learned of several suits related to our proposed merger with America Online. We believe that these suits lack merit and we intend to defend against them vigorously. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will impair our finances or business prospects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We submitted no matters to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR NETSCAPE'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a) Netscape common stock is listed on the Nasdaq National Market under the symbol NSCP. The following table sets forth the high and low sale prices per share of Netscape common stock for the periods indicated:

                                                                               HIGH        LOW
                                                                             ---------  ---------
FISCAL 1997
First Quarter..............................................................  $   59.25  $   25.50
Second Quarter.............................................................  $   37.88  $   25.00
Third Quarter..............................................................  $   49.50  $   32.19
Fourth Quarter.............................................................  $   41.50  $   23.69

FISCAL 1998(1)
January 1998...............................................................  $   24.88  $   14.88
Second Quarter.............................................................  $   29.19  $   16.00
Third Quarter..............................................................  $   44.50  $   22.13
Fourth Quarter.............................................................  $   34.94  $   15.50

FISCAL 1999
First Quarter (through January 12, 1999)...................................  $   71.50  $   22.00

------------------------

(1) The first quarter of 1998 is represented by January 1998 because we did not have a full fiscal first quarter in 1998 due to our change in fiscal year end (see ITEM 7--MANAGEMENT' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Change in Year End).

    As of January 12, 1999, there were 3,630 holders of record of Netscape common stock. Because many shares of Netscape common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid any cash dividends on Netscape common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future.

    (b) In connection with the 1998 acquisition of AtWeb, Inc. ("AtWeb"), we issued 2,685,970 shares of Netscape common stock (the "Acquisition Shares") to the existing shareholders of AtWeb on December 31, 1998, in exchange for all of the outstanding shares of capital stock of AtWeb.

    The Acquisition Shares were issued pursuant to an exemption from the registration requirements of the Securities Act, afforded by Section 4(2) of the Securities Act. The shareholders of AtWeb had access to all relevant information regarding Netscape necessary to evaluate the investment and each shareholder represented that the Acquisition Shares were being acquired for investment intent. All AtWeb shareholders were represented by a sophisticated purchasers' representative. There was no general solicitation or advertising involved in the acquisition, and Netscape used reasonable care to assure that the shareholders of AtWeb were not underwriters.

    (c) In November 1998, we adopted a Preferred Shares Purchase Rights Plan. The Plan provides for the distribution of a preferred stock purchase Right as a dividend for each share of our common stock held of record at the close of business on December 11, 1998. The Rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group other than AOL of 15% or more of our common stock, the Rights permit the holders (other than the 15% holder) to purchase our common stock at a 50% discount from the market price at that time, upon payment of an exercise price of $225.00 per Right. Before the acquiror acquires 50% of our stock, a majority of our Board of Directors may exchange the Rights (other than the acquiror's Rights), in whole or in part, for shares of our common stock at an exchange ratio of one Right per share of common stock. In addition, in the event of certain business combinations other than the AOL merger, the Rights permit the purchase of the common stock of the acquirer at a 50% discount from the market price at that time. Under certain conditions, the Rights may be redeemed by our Board of Directors in whole, but not in part, at a price of $0.001 per Right. The Rights have no voting privileges and are attached to and automatically trade with our common stock. The Rights expire on the earlier of November 23, 2008, the exchange or redemption of the Rights, or the effectiveness of the AOL merger.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                     TEN MONTHS               YEAR ENDED DECEMBER 31,
                                                      ENDED OCT   -----------------------------------------------
                                                      31, 1998       1997         1996        1995        1994
                                                     -----------  -----------  ----------  ----------  ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues.....................................   $ 447,809   $   533,851  $  346,294  $   85,387  $    4,138
Operating income (loss)............................     (66,266)     (132,267)     20,488     (10,709)    (14,067)
Net income (loss)..................................     (51,417)     (115,496)     19,517      (6,613)    (13,830)
Basic net income (loss) per share..................       (0.54)        (1.34)       0.27       (0.16)      (2.84)
Diluted net income (loss) per share................       (0.54)        (1.34)       0.21       (0.16)      (2.84)
Total assets.......................................     666,834       632,820     541,325     231,154      16,996
Short-term debt....................................         690           535         733       1,326         725
Long-term debt.....................................         420           215         616       1,198         725
Stockholders' equity...............................     404,661       429,055     394,222     177,387       8,161

------------------------

(1) No dividends have been declared or paid on the common stock of Netscape.

(2) The 1997 operating loss, net loss, and basic and diluted net loss per share include $108.9 million of purchased in-process research and development and merger related charges, and $23.0 million of restructuring charges. Excluding these charges, net of tax effect, Netscape would have reported net income of $4.7 million and diluted net income per share of $0.05.

(3) The 1998 operating loss, net loss, and basic and diluted net loss per share include $12.0 million of restructuring charges and $5.1 million of goodwill amortization. Excluding these charges, Netscape would have a reported net loss of $(34.3) million and diluted net loss per share of $(0.36).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Netscape Communications Corporation ("Netscape") offers software, services, and Website resources to businesses and consumers using the Internet. Netscape is a leading provider of software and services for businesses that want to transform the way they attract and keep customers in the emerging Internet economy. Netscape offers a full line of enterprise software solutions and professional services designed to help companies build, buy or outsource Internet applications that drive revenue growth, build customer loyalty, and create new levels of business efficiency.

    Complementing and building upon its software and services offerings, Netscape first launched its Netcenter Website (its Internet portal) in September 1997. In June 1998, Netscape redesigned Netcenter to use an industry-standard, channel-based format, including Business, Computing and Internet, and other channels. The new channel-based format offers consumers an improved interface and lets advertisers more effectively target consumers.

RECENT EVENTS

    In November 1998, America Online, Inc. ("AOL") entered into an agreement to acquire Netscape in a transaction designed to extend AOL's leadership in interactive services. The stock-for-stock pooling of interests transaction, in which stockholders of Netscape will receive 0.45 shares of AOL common stock for each share of Netscape common stock, is expected to close in the spring of 1999, subject to various conditions including customary regulatory approvals and approval by Netscape's stockholders.

    Netscape has contracts with some of its suppliers, customers, licensors, licensees and other business partners which require Netscape to obtain the consent, waiver, or approval of these other parties in connection with the merger agreement with AOL. If consent, waiver, or approval cannot be obtained, Netscape may be required to refund various prepaid amounts under certain material contracts and may lose the right to use intellectual property that is necessary for the smooth operation of our portal or related to certain of it's software. Netscape has agreed to use reasonable efforts to secure the necessary consents, waivers and approvals. However, there can be no assurance that Netscape will be able to obtain all of the necessary consents, waivers and approvals and failure to do so could impair AOL's finances and business prospects in the event the merger is completed. In addition, certain consents of third parties required by the merger agreement must be obtained or AOL may terminate the merger agreement.

    In November 1998, Netscape announced its plans to acquire AtWeb, Inc. ("AtWeb"), a leading online web site service company. In December 1998, the transaction closed and Netscape purchased all of the outstanding capital stock of AtWeb and assumed all of AtWeb's outstanding stock options in exchange for 3,336,771 shares and options of Netscape common stock. The AtWeb acquisition will be accounted for as a pooling of interests. Netscape's financial results will not be restated for the business combination as the effect of the AtWeb acquisition is not considered to be material to Netscape's financial condition and results of operations.

SEGMENT PRESENTATION

    During 1998, Netscape began to individually present its results of operations for its two operating segments: Enterprise software and Netcenter. The Enterprise software segment of Netscape's business encompasses Netscape's full line of Enterprise software solutions and professional services for the intranet and extranet. The Netcenter segment encompasses Netscape's Internet portal and Client software business where users can quickly and easily find the information, products, and services they need. Netcenter also showcases its software, its partners' software, and its customer solutions.

RECLASSIFICATION

    Netscape has reclassified from sales and marketing expenses to cost of service revenues all costs related to worldwide professional services, technical support, and training for prior periods to conform with the current period presentation. Previously, these costs were partly allocated to cost of service revenues based in part upon the relative share of billable activity. This reclassification of costs will more closely align Netscape's financial presentation with industry practices and allow for more comparable financial measurement. Netcenter costs, which were previously classified as sales and marketing expenses, have been reclassified to research and development and to cost of service revenues. Netscape has also reclassified to cost of service revenues all manufacturing costs, technical support expenses, and royalty payments related to its non-revenue earning Client software and attributed these costs to the Netcenter segment.

CHANGE IN YEAR END

    In February 1998, the Board of Directors approved a change in Netscape's fiscal year to November 1 through October 31, effective for the ten-month period ended October 31, 1998. Netscape previously reported results on a calendar fiscal year from January 1 through December 31. The Board's action reflects Netscape's increased focus on Enterprise software and services and aligns Netscape's financial reporting practices with its business strategy by taking into account the seasonal buying patterns of Enterprise customers.

    The following discussion includes the year ended December 31, 1997 as the prior year, the previously reported period most comparable to the ten months ended October 31, 1998. See Note 1 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The following table and discussion compares the results of operations in absolute dollars and as a percentage of total revenues, for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996.

                                                                                    YEAR ENDED DECEMBER 31,
                                                     TEN MONTHS ENDED    ----------------------------------------------
                                                     OCTOBER 31, 1998             1997                    1996
                                                   --------------------  -----------------------  ---------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Product revenues...............................  $ 261,457       58.4% $  383,950       71.9%   $  291,183       84.1%
  Service revenues...............................    186,352       41.6     149,901       28.1        55,111       15.9
                                                   ---------  ---------  ----------      -----    ----------  ---------
    Total revenues...............................    447,809      100.0     533,851      100.0       346,294      100.0
Cost of revenues:
  Cost of product revenues.......................     27,313        6.1      36,579        6.9        25,552        7.4
  Cost of service revenues.......................     90,717       20.3      77,118       14.4        43,776       12.6
                                                   ---------  ---------  ----------      -----    ----------  ---------
    Total cost of revenues.......................    118,030       26.4     113,697       21.3        69,328       20.0
                                                   ---------  ---------  ----------      -----    ----------  ---------
Gross profit.....................................    329,779       73.6     420,154       78.7       276,966       80.0
Operating expenses:
  Research and development.......................    123,238       27.5     132,808       24.9        86,023       24.8
  Sales and marketing............................    213,004       47.6     237,321       44.5       133,124       38.4
  General and administrative.....................     42,715        9.5      50,357        9.4        31,231        9.0
  Purchased in-process research and
    development..................................     --         --         103,087       19.3        --         --
  Merger related charges.........................     --         --           5,848        1.1         6,100        1.8
  Restructuring charges..........................     12,000        2.7      23,000        4.3        --         --
  Goodwill amortization..........................      5,088        1.1      --          --           --         --
                                                   ---------  ---------  ----------      -----    ----------  ---------
    Total operating expenses.....................    396,045       88.4     552,421      103.5       256,478       74.1
                                                   ---------  ---------  ----------      -----    ----------  ---------
Operating income (loss)..........................    (66,266)     (14.8)   (132,267)     (24.8)       20,488        5.9
Interest income, net.............................      6,873        1.5       9,062        1.7         8,720        2.5
Other income, net................................      7,976        1.8       1,860        0.3        --         --
Equity in net losses of joint ventures...........     --         --          (5,939)      (1.1)       (1,928)      (0.5)
                                                   ---------  ---------  ----------      -----    ----------  ---------
Income (loss) before income taxes................    (51,417)     (11.5)   (127,284)     (23.8)       27,280        7.9
Provision (benefit) for income taxes.............     --         --         (11,788)      (2.2)        7,763        2.3
Net income (loss)................................  $ (51,417)     (11.5)% $ (115,496)     (21.6)% $   19,517        5.6%
                                                   ---------  ---------  ----------      -----    ----------  ---------
                                                   ---------  ---------  ----------      -----    ----------  ---------
Basic net income (loss) per share................  $   (0.54)            $    (1.34)              $     0.27
                                                   ---------             ----------               ----------
                                                   ---------             ----------               ----------
Diluted net income (loss) per share..............  $   (0.54)            $    (1.34)              $     0.21
                                                   ---------             ----------               ----------
                                                   ---------             ----------               ----------
Shares used in computing basic net income (loss)
  per share......................................     95,993                 86,058                   72,942
                                                   ---------             ----------               ----------
                                                   ---------             ----------               ----------
Shares used in computing diluted net income
  (loss) per share...............................     95,993                 86,058                   90,841
                                                   ---------             ----------               ----------
                                                   ---------             ----------               ----------

REVENUES

    Product revenues are derived from the Enterprise software segment (which, prior to January 1998, included product revenue from stand-alone Client software as Netscape at that time charged product licensing fees for the stand-alone Client software) and service revenues are derived from both the Enterprise software and the Netcenter segments. Netscape derives its Enterprise software and services revenues from product licensing fees, technical support, consulting, and, to a lesser extent, training services. Enterprise product licensing fees are primarily from the sale of software licenses. Netscape derives its Netcenter revenue from service fees from Netcenter advertising, sponsorship, and other Netcenter services. Netcenter sponsorship revenue primarily includes trademark fees, fees from revenue sharing arrangements, and search and directory services. In response to a competitor offering free browser software, Netscape began offering its stand-alone Client software for free beginning in January 1998. These actions resulted in a 42% reduction in revenues related to the sale of stand-alone Client software and Client-related services in 1997 compared to 1996, and virtually eliminated revenue from stand-alone Client software in the ten months ended October 31, 1998. Netscape expects future stand-alone Client software and service revenues to be immaterial. See
Note 14 of Notes to Consolidated Financial Statements for segment information.

    TOTAL REVENUES. Total revenues decreased 16.1% for the ten months ended October 31, 1998 compared to the year ended December 31, 1997. Total revenues grew 54.2% for the year ended December 31, 1997 from the year ended December 31, 1996. Excluding the decline attributable to comparison of a ten month 1998 fiscal year to a twelve month 1997 fiscal year, the decline in 1998 revenues was primarily the result of the free stand-alone Client software. A significant portion of 1998 revenues was attributable to several large product and Netcenter licensing transactions; although none were individually greater than 10% of total revenues. The increase in revenues from 1996 to 1997 was primarily attributable to several large product and Website licensing transactions during 1997. In general, Netscape's revenue stream is comprised of software licensing, Netcenter services, and consulting that have increased significantly in average dollar size over the past two years. Large licensing transactions, including licenses to OEMs, ISPs, and Enterprise customers, are expected to continue to account for a significant portion of revenue in future periods. The loss of, deferral of, or failure to complete one or more of such transactions could materially adversely affect results of operations in future periods as it did in the fourth quarter of 1997.

    PRODUCT REVENUES. Product revenues for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were $261.5 million, $384.0 million, and $291.2 million, or 58.4%, 71.9%, and 84.1% of total revenues, respectively. Excluding the decline attributable to comparison of a ten month 1998 fiscal year to a twelve month 1997 fiscal year, product revenues decreased in absolute dollars and as a percentage of product revenues in the ten months ended October 31, 1998 compared to the year ended December 31, 1997 primarily due to offering the stand-alone Client for free starting in January 1998. Product revenues increased in absolute dollars, but decreased as a percentage of total revenues in 1997 compared to 1996. The increase in absolute dollars from 1996 to 1997 was due to an expanded product line, increased unit shipments of existing products, and general growth in the market for intranet-related software products in the corporate environment. The decrease as a percentage of total revenues was due to an increase in service revenues attributable to increased Netcenter and professional consulting revenues. Netscape expects that product revenues as a percentage of total revenues will fluctuate in future periods depending on the timing of new product introductions, consumer buying patterns, pricing actions taken by Netscape, competition, and other factors. See "Factors Affecting Netscape's Finances and Business Prospects--Potential Fluctuations in Quarterly Results."

    SERVICE REVENUES. Service revenues for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were $186.4 million, $149.9 million, and $55.1 million, or 41.6%, 28.1%, and 15.9% of total revenues, respectively. Excluding the decline attributable to comparison of a ten month 1998 fiscal year to twelve month 1997 fiscal year, service revenues increased in both absolute dollars and as a percentage of total revenues in all periods primarily due to increased Netcenter transactions and increased professional consulting services. Netscape expects that service revenues as a percentage of total revenues will fluctuate in future periods depending on the timing, size, and number of Netcenter transactions, Netcenter viewership, expansion of Netscape's professional services consulting organization, and the rate of growth in the installed base of technical support contracts. See "Factors Affecting Finances and Business Prospects--Potential Fluctuations in Quarterly Results."

    CHANNEL MIX. Netscape distributes its software products through a combination of direct channels, including field sales, Internet-based sales and telesales, and indirect channels, including OEMs, Internet Service Providers ("ISPs"), systems integrators, and other resellers. Indirect channel revenues for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were 33.6%, 53.5%, and 50.2% of total revenues, respectively. Indirect channel revenues decreased as a percentage of total revenues for the ten months ended October 31, 1998 compared to the year ended December 31, 1997 primarily due to increased Netcenter transactions through the direct channel, a number of large Enterprise software sales by the direct sales force, and a significant reduction in retail channel revenues due to Netscape offering its stand-alone Client software for free beginning in January 1998. The increase as a percentage of total revenues in 1997 compared to 1996 was due to increases in OEM, ISP, system integrator, and VAR channel revenues, partially offset by a decrease in retail channel revenues. OEM, ISP, system integrator, and VAR channel revenues as a whole increased in absolute dollars in 1997 primarily due to an increase in the number of OEMs, ISPs, systems integrators, and VARs offering Netscape's products as well as increased sales through Netscape's pre-existing OEMs, ISPs, systems integrators, and VARs. In general, the distribution of revenues among channels will fluctuate in future periods depending on the timing of new product releases, Netscape's ability to expand its use of OEMs, ISPs and VARs, the mix of Netcenter service revenues (which are largely direct sales) to total revenues, the timing of direct sales to large Enterprise accounts and customer buying patterns. See "Factors Affecting Finances and Business Prospects--Evolving Channel Distribution."

    GEOGRAPHIC MIX. International revenues (sales outside of the Americas) for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were 12.1%, 22.1%, and 29.3% of total revenues, respectively. Beginning in January 1998, Netscape began offering its stand-alone Client software for free which resulted in a significant reduction in international revenues as a percentage of total revenues from 1997 to 1998 because the mix of revenue generated by Client software was greater internationally than in the Americas. Increased U.S. Netcenter revenues, the restructuring of Netscape's European operations (which included a reduction in workforce--see Note 3 of Notes to Consolidated Financial Statements), and product transition and economic instability in the Asia Pacific region, particularly Japan, also contributed to reductions in international revenues during 1998. International revenues decreased as a percentage of total revenues from 1996 to 1997 due to increased competition which resulted in declining prices and a reduction in the number of large licensing transactions, late acceptance of infrastructure and application products in Europe and Asia Pacific, and, in the fourth quarter of 1997, the economic instability in the Asia Pacific region. See Note 14 of Notes to Consolidated Financial Statements for further geographic information.

    Netscape will continue to make investments in international markets by deploying sales personnel with Enterprise sales expertise in several countries in Europe and Asia Pacific, and by partnering with OEMs, ISPs, VARs, and other resellers throughout the world. International revenues may fluctuate in future periods as a result of localized product release timing, competition, the general demand for Internet- and intranet-related products in international markets, the timing of large product and service transactions, and general economic conditions of the regions.

GROSS MARGIN

                                                                                            YEAR ENDED
                                                      TEN MONTHS ENDED                     DECEMBER 31,
                                                         OCTOBER 31,       --------------------------------------------
                                                            1998                   1997                   1996
                                                    ---------------------  ---------------------  ---------------------
                                                                              (IN THOUSANDS)
Product gross margin:
  Product revenues................................  $  261,457      100.0% $  383,950      100.0% $  291,183      100.0%
  Cost of product revenues........................      27,313       10.4      36,579        9.5      25,552        8.8
                                                    ----------  ---------  ----------  ---------  ----------  ---------
    Gross margin..................................  $  234,144       89.6% $  347,371       90.5% $  265,631       91.2%
                                                    ----------  ---------  ----------  ---------  ----------  ---------
                                                    ----------  ---------  ----------  ---------  ----------  ---------
Service gross margin:
  Service revenues................................  $  186,352      100.0% $  149,901      100.0% $   55,111      100.0%
  Cost of service revenues........................      90,717       48.7      77,118       51.4      43,776       79.4
                                                    ----------  ---------  ----------  ---------  ----------  ---------
    Gross margin..................................  $   95,635       51.3% $   72,783       48.6% $   11,335       20.6%
                                                    ----------  ---------  ----------  ---------  ----------  ---------
                                                    ----------  ---------  ----------  ---------  ----------  ---------

    Netscape's gross margin consists of Enterprise software and Netcenter revenues offset by the costs of these products and services. Costs of product revenues include product material costs, royalties paid for licensed technologies, and amounts paid to third-party vendors for sales administration, telephone support and order fulfillment. Costs of service revenues include outside consulting services, personnel-related and telephone costs incurred in providing customer support and professional services, costs associated with Netcenter operations (primarily compensation, telephone charges and third party royalties), certain costs associated with free stand-alone Client software distribution, and fees paid to third parties related to Netcenter advertising.

    Product gross margins for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were 89.6%, 90.5%, and 91.2% of product revenues, respectively. Product gross margins decreased among the periods primarily due to an increase in third-party telephone support, and, in 1998 relatively fixed licensing royalties and fees paid to third-party vendors for sales administration, and order fulfillment on decreased license fees.

    Service gross margins for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were 51.3%, 48.6%, and 20.6% of service revenues, respectively. Service gross margins increased in all periods primarily due to increased Netcenter transaction revenues, which typically have lower associated costs than other service revenues.

    Netscape believes that the gross margin earned on product revenues will fluctuate in future periods depending on the relative mix of those products, as different product lines have different levels of costs, such as costs associated with licensed technology included in server products, and product warranty costs, which include telephone support for server products. Netscape believes that the gross margin earned on services will fluctuate in future periods depending on the relative mix of service revenues.

OPERATING EXPENSES

    Netscape's total operating expenses for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were $396.0 million, $552.4 million, and $256.5 million, or 88.4%, 103.5%, and 74.1% of total revenues, respectively. Excluding the change attributable to comparison of a ten month 1998 fiscal year to a twelve month 1997 fiscal year, operating expenses declined in 1998 compared to 1997 and increased in 1997 compared to 1996 primarily due to purchased in-process research and development and other merger related costs of $108.9 million in 1997 relating to the acquisitions of Portola Communications, Inc. ("Portola"), DigitalStyle Corporation ("DigitalStyle") and Actra Business Systems, LLC ("Actra"), compared to zero in 1998 and $6.1 million of merger related costs in 1996 for the acquisition of

Insoft, Inc. ("Insoft"), Netcode Corporation ("Netcode"), and Paper Software, Inc. ("Paper") (see Note 2 of Notes to Consolidated Financial Statements), a decrease in restructuring charges of $23.0 million in 1997 compared to $12.0 million in 1998 (see Note 3 of Notes to Consolidated Financial Statements), offset in part by $5.1 million of goodwill amortization in 1998.

    Total operating expenses, excluding purchased in-process research and development, merger-related costs, restructuring charges and goodwill amortization, for the ten months ended October 31, 1998 and the years ended December 31, 1997, and 1996 were $379.0 million, $420.5 million, and $250.4 million, or 84.6%, 78.8%, and 72.3% of total revenues, respectively. Excluding the decline attributable to comparison of a ten month 1998 fiscal year to twelve month 1997 fiscal year, operating expenses increased in both absolute dollars and as a percentage of total revenue from 1997 to 1998 and 1996 to 1997 due to increased investments in research and development, sales personnel, and marketing programs. Operating expenses also increased in 1997 compared to 1996 due to an increase in general and administrative expenses.

    RESEARCH AND DEVELOPMENT. Research and development expenses consisted primarily of compensation and consulting fees to support research and development ("R&D") activities. Research and development expenses for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were $123.2 million, $132.8 million, and $86.0 million, or 27.5%, 24.9%, and 24.8% of total revenues, respectively. Excluding the decline attributable to comparison of a ten month 1998 fiscal year to twelve month 1997 fiscal year, R&D expenses increased in both absolute dollars and as a percentage of total revenues from 1997 to 1998 primarily due to increased staffing and external consultant costs associated with the 1997 acquisitions of Actra and KIVA Software Corporation ("KIVA"). See Note 2 of the Notes to Consolidated Financial Statements. Research and development expenses increased from 1996 to 1997 in absolute dollars due primarily to increased staffing and external consultant costs. The capitalizable portion of the software development costs has been immaterial and, to date, such costs have been expensed as incurred.

    SALES AND MARKETING. Sales and marketing expenses for all periods consist of operating expenses associated with Netscape's Enterprise and Netcenter sales and marketing organizations. Sales and marketing expenses for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were $213.0 million, $237.3 million, and $133.1 million, or 47.6%, 44.5%, and 38.4%
of total revenues, respectively. Excluding the decline attributable to comparison of a ten month 1998 fiscal year to twelve month 1997 fiscal year, the increase in both absolute dollars and as a percentage of total revenue from 1997 to 1998 was due to increased Netcenter staffing, sales commissions, and advertising programs. Sales and marketing expenses increased in both absolute dollars and as a percentage of revenues from 1996 to 1997 due to increased staffing, additional marketing programs, costs associated with opening new sales offices, sales commissions on increased revenues, and continued investment in sales and marketing capabilities in Europe and Asia Pacific.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for all periods presented consist primarily of compensation, fees for professional services, and bad debt expense. General and administrative expenses for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were $42.7 million, $50.4 million, and $31.0 million, or 9.5%, 9.4%, and 9.0% of total revenues, respectively. Excluding the decline attributable to comparison of a ten month 1998 fiscal year to twelve month 1997 fiscal year, general and administrative expenses remained fairly flat both in absolute dollars and as a percentage of total revenue in 1998 and 1997. General and administrative expenses increased in both absolute dollars and as a percentage of total revenues from 1996 to 1997 primarily due to increased staffing, increased fees for professional services, and higher reserves for accounts receivable balances.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. In 1997, Netscape expensed $103.0 million of purchased in-process R&D charges in connection with the acquisitions of Portola, DigitalStyle, and Actra, accounted for as purchase transactions. Purchased in-process R&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by Netscape and its competitors, individual product sales cycles, and the estimated life of each product's underlying technology. For all of the acquired companies, estimated revenues were expected to peak within two to three years after the date of acquisition and then decline as new products and technologies are expected to be introduced. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to complete the technology and maintain the products once they have been introduced into the market and are generating revenue. Operating expense estimates were derived through analysis of historical results and discussions with management regarding anticipated changes to the cost structure. The amortization tax benefit assumes that the estimated technology value will be amortized for tax purposes over a period of 15 years. The rates utilized to discount projected cash flows were 30% to 40% for in-process technology and 25% for developed technologies and were based primarily on venture capital rates of return and the weighted average cost of capital for Netscape at the time of each acquisition.

    At the acquisition date, Portola's primary in-process R&D projects related to the Enterprise segment and involved work performed in the area of high-performance messaging systems which utilizes Internet Message Access Protocol ("IMAP") standards and allows for messages to be held on a server that can be accessed by any compatible client in more than one location. IMAP technology will effectively permit the user to access their e-mail from their home desktop computer, office workstation, or computer notebook without the need to transfer files back and forth between any of these computers.

    In-process R&D projects acquired from DigitalStyle relate to the Netcenter segment and primarily involved Web graphics tools and Java-based animation in connection with integration of pre-developed or custom graphic elements into Web sites. The projects include: (1) an embeddable HTML layout engine for viewing and navigating the Web; (2) high-end Web page publishing applications; (3) a component-based, platform-independent application framework that allows for the creation of complex applications by combining components such as a browser, structured document editor, vector graphic editor, and e-mail editor; (4) a structured document editor that will support advanced HTML features such as frames, layers, styles and scripting; and, (5) a series of graphic editor products consisting of lightweight graphic description technology, a runtime display engine, and creation/editing capability that will provide the average Web page designer with limited graphical experience to create rich, professional graphics with dynamic behaviors and enables the graphics to be delivered to the user's browser in a short amount of time.

    At the acquisition date, Actra's primary in-process R&D projects related to the Enterprise segment and involved the design and delivery of a suite of next-generation Internet electronic commerce ("e-commerce") solutions for linking consumers over the Extranet and the Internet. The projects include: (1) an application that delivers secure electronic data interchange ("EDI") for the Internet, is compatible with existing legacy EDI systems, and allows companies to communicate and exchange information both internally and externally using connections over the Internet; (2) a customizable application that connects vendors to employees and internal purchasing systems allowing business-to-business e-commerce by integrating catalog, inventory, ordering and payment technologies; (3) an internal procurement application which receives information from vendors over the Internet and provides an electronic collection of selected catalogs over an extranet or network to serve as a resource for employees; and, (4) an Internet solution for content management and customized content delivery on the Web that also provides commerce-based publishing services for Extranets and multi-hosting applications.

    As of the date of each of the acquisitions, Netscape concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software, and internal use.

The value of the purchased in-process R&D was expensed at the time of each of the acquisitions. Netscape has completed development of a majority of the acquired in-process R&D and released products related to two of the acquisitions. Remaining anticipated development costs in connection with projects classified as in-process technology at the time of acquisition are expected to be approximately $3 million. Projected completion dates range from one to two years, at which time Netscape expects to begin selling those developed products. Netscape intends to continue devoting effort to developing commercially viable products from the purchased in-process R&D, although it may not develop such commercially viable products. All of the foregoing estimates and projections were based on assumptions Netscape believed to be reasonable at the time but which were inherently uncertain and unpredictable. See Note 2 of Notes to Consolidated Financial Statements.

    MERGER-RELATED CHARGES. In 1997, Netscape expensed $5.8 million of Enterprise software merger-related charges in connection with the acquisitions of Portola, DigitalStyle, and Actra, accounted for as purchase transactions, and KIVA, accounted for as a pooling of interests. In 1996, Netscape incurred certain Enterprise software merger-related charges totaling $6.1 million related to the acquisitions of InSoft, Netcode and Paper, accounted for as poolings of interests. These expenses were primarily associated with fees for investment banking, legal and accounting services, severance costs and other related charges in connection with the acquisitions. Netscape does not anticipate incurring any future charges associated with these mergers. However, Netscape may incur additional charges in the event it undertakes additional combinations. See Note 2 of Notes to Consolidated Financial Statements.

    RESTRUCTURING CHARGES. In December 1997 and January 1998, Netscape implemented certain restructuring actions aimed at reducing its Enterprise software cost structure, improving its competitiveness, and restoring sustainable profitability. The restructuring plan resulted from decreased demand for certain Netscape products and Netscape's adoption of a new strategic direction. The restructuring included a reduction in the workforce (approximately 400 employees, or 13% of Netscape's workforce), the closure of certain facilities, the write-off of non-performing operating assets, and third-party royalty payment obligations relating to canceled contracts.

    The following table depicts the movements in accrued restructuring charges and restructuring related asset reserves from December 31, 1996 to October 31, 1998:

                                              BALANCE                  BALANCE
                                             DEC. 31,                 DEC. 31,                 NON CASH
                                               1996        CHARGES      1997       CHARGES    WRITE-OFFS    PAYMENTS     TRANSFERS
                                            -----------  -----------  ---------  -----------  -----------  -----------  -----------
                                                                                (IN THOUSANDS)
Cost to exit third-party royalty
  arrangements related to discontinued
  projects................................   $  --        $   5,173   $   5,173   $  --        $  (1,630)   $  (3,543)   $  --
Remaining rent payments and leasehold
  improvements on abandoned facilities,
  net of anticipated sublease income......      --            9,000       9,000      --           (6,767)      --           (1,263)
Write-down of abandoned computer equipment
  and other operating assets..............      --            8,827       8,827      --          (10,918)      --            2,091
Severance for involuntary employee
  terminations............................      --           --          --          12,000       --          (11,172)        (828)
                                                 -----   -----------  ---------  -----------  -----------  -----------  -----------
  Total...................................   $  --        $  23,000   $  23,000   $  12,000    $ (19,315)   $ (14,715)   $  --
                                                 -----   -----------  ---------  -----------  -----------  -----------  -----------
                                                 -----   -----------  ---------  -----------  -----------  -----------  -----------

                                              BALANCE
                                             OCT. 31,
                                               1998
                                            -----------

Cost to exit third-party royalty
  arrangements related to discontinued
  projects................................   $  --
Remaining rent payments and leasehold
  improvements on abandoned facilities,
  net of anticipated sublease income......         970
Write-down of abandoned computer equipment
  and other operating assets..............      --
Severance for involuntary employee
  terminations............................      --
                                            -----------
  Total...................................   $     970
                                            -----------
                                            -----------

    At October 31, 1998, the remaining reserves pertain to one vacant facility that has not been subleased. Netscape anticipates utilizing the remaining reserve balance over the next six to twelve months.

    GOODWILL AMORTIZATION. In connection with the acquisition of Actra in December 1997, Netscape allocated $18.3 million of the purchase price to goodwill and other intangible assets, which is to be amortized to the Enterprise software segment over three years on a straight-line basis from the date of acquisition. Goodwill amortization for the ten months ended October 31, 1998 was $5.1 million. Netscape expects to amortize $1.5 million each quarter through December 2000. See Note 2 of Notes to Consolidated Financial Statements.

    OPERATING INCOME (LOSS). For the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996, operating income (loss) was $(66.3) million, $(132.3) million, and $20.5 million, or (14.8)%, (24.8)%, and 5.9% of revenues, respectively.

RESULTS OF OPERATIONS--ENTERPRISE SOFTWARE SEGMENT

    The following tables and discussion set forth the results of operations for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 for the Enterprise software segment of Netscape:

                                                                            ENTERPRISE SEGMENT*
                                                    -------------------------------------------------------------------
                                                                                            YEAR ENDED
                                                      TEN MONTHS ENDED                     DECEMBER 31,
                                                         OCTOBER 31,       --------------------------------------------
                                                            1998                   1997                   1996
                                                    ---------------------  ---------------------  ---------------------
                                                                              (IN THOUSANDS)
Revenues:
  Product revenues................................  $  261,457       79.9% $  383,951       87.6% $  291,183       90.1%
  Service revenues................................      65,947       20.1      54,552       12.4      31,831        9.9
                                                    ----------  ---------  ----------  ---------  ----------  ---------
    Total revenues................................     327,404      100.0     438,503      100.0     323,014      100.0
Cost of revenues:
  Cost of product revenues........................      27,313        8.3      36,579        8.3      25,552        7.9
  Cost of service revenues........................      67,194       20.5      55,961       12.8      27,901        8.6
                                                    ----------  ---------  ----------  ---------  ----------  ---------
    Total cost of revenues........................      94,507       28.9      92,540       21.1      53,453       16.5
                                                    ----------  ---------  ----------  ---------  ----------  ---------
Gross profit......................................     232,897       71.1     345,963       78.9     269,561       83.5
Operating expenses:
  Research and development........................      84,118       25.7     100,465       22.9      59,523       18.4
  Sales and marketing.............................     157,233       48.0     193,843       44.2     119,623       37.0
  General and administrative......................      29,975        9.2      40,604        9.3      28,686        8.9
                                                    ----------  ---------  ----------  ---------  ----------  ---------
    Total operating expenses......................     271,326       82.9     334,912       76.4     207,832       64.3
                                                    ----------  ---------  ----------  ---------  ----------  ---------
Operating income (loss)...........................  $  (38,429)     (11.7)% $   11,051       2.5% $   61,729       19.1%
                                                    ----------  ---------  ----------  ---------  ----------  ---------
                                                    ----------  ---------  ----------  ---------  ----------  ---------

------------------------

* The Enterprise software segment operating expenses exclude purchased in-process research and development, merger related costs, restructuring charges and goodwill amortization.

    PRODUCT REVENUES. Enterprise product revenues for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were $261.5 million, $384.0 million, and $291.2 million, or 79.9%, 87.6%, and 90.1% of total revenues, respectively. Excluding the decline attributable to comparison of a ten month 1998 fiscal year to twelve month 1997 fiscal year, Enterprise product revenues decreased in absolute dollars from 1997 to 1998 primarily due to the discontinued stand-alone Client software revenue source (see prior discussion under REVENUES). This decline was partially offset by an increase in other Enterprise products. Enterprise product revenues increased in absolute dollars in 1997 compared to 1996 due to an expanded product line, increased unit shipments of existing products, and general growth in the market for intranet-related software products in the corporate environment. Enterprise product revenues decreased as a percentage of total revenues in all periods primarily due to the growth of the Netcenter business.

    SERVICE REVENUES. Netscape derives Enterprise service revenues from technical support services, consulting, and, to a lesser extent, training related to software products. Enterprise service revenues for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were $65.9 million, $54.6 million, and $31.8 million, or 20.1%, 12.4%, and 9.9%
of total revenues, respectively. Enterprise service revenues increased in both absolute dollars and as a percentage of total revenues in all periods primarily due to an increase in professional consulting services partially offset by the effect of comparing a ten month 1998 period to the prior twelve month years.

    CHANNEL MIX. Netscape distributes its Enterprise products through a combination of direct channels, including field sales, Internet-based sales and telesales, and indirect channels, including OEMs, ISPs, VARs, systems integrators, and other resellers. Indirect channel revenues for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were 45.9%, 65.2%, and 53.8% of total revenues, respectively. Indirect channel revenues decreased as a percentage of total revenues for the ten months ended October 31, 1998 compared to the year ended December 31, 1997 primarily due to an increased number of large dollar Enterprise software sales by the direct sales force, and a significant reduction in retail channel revenues due to Netscape offering its stand-alone Client software for free beginning in January 1998. The increase as a percentage of total revenues in 1997 compared to 1996 was due to growth in OEM, ISP, system integrator, and VAR channel revenues, partially offset by a decrease in retail channel revenues.

    GEOGRAPHIC MIX. Enterprise international revenues (sales outside of the Americas) for the ten months ended October 31, 1998, and the years ended December 31, 1997 and 1996 were 16.6%, 26.8%, and 29.8% of total revenues, respectively. Beginning in January 1998, Netscape began offering its stand-alone Client software for free which resulted in a significant reduction in international Enterprise revenues as a percentage of total Enterprise revenues from 1997 to 1998 because the mix of revenue generated by Client software was greater internationally than in the Americas. The restructuring of Netscape's European operations (which included a reduction in workforce--see Note 3 of Notes to Consolidated Financial Statements), and product transition and economic instability in the Asia Pacific region, particularly Japan, also contributed to reductions in international Enterprise revenues during 1998. International Enterprise revenues decreased as a percentage of total Enterprise revenues from 1996 to 1997 due to increased competition which resulted in declining prices and a reduction in the number of large licensing transactions, late acceptance of Infrastructure and Application products in Europe and Asia Pacific, and, in the fourth quarter of 1997, the economic instability in the Asia Pacific region.

                                                                            ENTERPRISE SEGMENT
                                                    -------------------------------------------------------------------
                                                                                            YEAR ENDED
                                                      TEN MONTHS ENDED                     DECEMBER 31,
                                                         OCTOBER 31,       --------------------------------------------
                                                            1998                   1997                   1996
                                                    ---------------------  ---------------------  ---------------------
Product Gross Margin:
  Product revenues................................  $  261,457      100.0% $  383,951      100.0% $  291,183      100.0%
  Cost of product revenues........................      27,313       10.4      36,579        9.5      25,552        8.8
                                                    ----------  ---------  ----------  ---------  ----------  ---------
    Gross margin..................................  $  234,144       89.6% $  347,372       90.5% $  265,631       91.2%
                                                    ----------  ---------  ----------  ---------  ----------  ---------
Service Gross Margin:
  Service revenues................................  $   65,947      100.0% $   54,552      100.0% $   31,831      100.0%
  Cost of service revenues........................      67,194      101.9      55,961      102.6      27,901       87.7
                                                    ----------  ---------  ----------  ---------  ----------  ---------
    Gross margin..................................  $   (1,247)      (1.9)% $   (1,409)      (2.6)% $    3,930      12.3%
                                                    ----------  ---------  ----------  ---------  ----------  ---------
                                                    ----------  ---------  ----------  ---------  ----------  ---------

    PRODUCT GROSS MARGIN. Enterprise product gross margin consists of Enterprise product revenue offset by the cost of product materials, royalties paid for licensed technologies, and amounts paid to third-party vendors for sales administration and order fulfillment. Enterprise product gross margins for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were 89.6%, 90.5%, and 91.2% of total revenues, respectively, and declined over all periods due to increasing sales of products with higher third party royalties.

    SERVICE GROSS MARGIN. Enterprise service gross margin for all periods presented consisted primarily of Enterprise service revenue offset by costs of outside consulting services and personnel-related costs incurred in connection with providing customer support and professional services. Enterprise service gross margins for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were (1.9)%, (2.6)%, and 12.3% of total revenues, respectively. Enterprise service gross margins were negative in 1998 and 1997 as Netscape continued to build and invest in its professional services organization.

    OPERATING MARGIN. Netscape's Enterprise segment operating margin consists of Enterprise gross profit offset by Enterprise operating expenses. Enterprise operating margins for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were $(38.4) million, $11.1 million, and $61.7 million, or (11.7)%, 2.5%, and 19.1% of total revenues, respectively. In all periods operating margins decreased in absolute dollars and as a percentage of total revenues primarily due to discontinued stand-alone Client software revenues. In addition Netscape refocused and invested in its research and development and sales and marketing efforts on electronic commerce products.

RESULTS OF OPERATIONS--NETCENTER SEGMENT

    The following tables and discussion set forth the results of operations for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 for the Netcenter segment of Netscape:

                                                                         NETCENTER SEGMENT
                                                -------------------------------------------------------------------
                                                                                        YEAR ENDED
                                                  TEN MONTHS ENDED                     DECEMBER 31,
                                                     OCTOBER 31,       --------------------------------------------
                                                        1998                   1997                   1996
                                                ---------------------  ---------------------  ---------------------
Total service revenues........................  $  120,405      100.0% $   95,348      100.0% $   23,280      100.0%
Total cost of service revenues................      23,523       19.5      21,157       22.2      15,875       68.2
                                                ----------  ---------  ----------  ---------  ----------  ---------
Gross profit..................................      96,882       80.5      74,191       77.8       7,405       31.8
Operating expenses:
  Research and development....................      39,121       32.5      32,343       33.9      26,500      113.8
  Sales and marketing.........................      55,771       46.3      43,478       45.6      13,501       58.0
  General and administrative..................      12,740       10.6       9,752       10.2       2,295        9.9
                                                ----------  ---------  ----------  ---------  ----------  ---------
    Total operating expenses..................     107,632       89.4      85,573       89.7      42,296      181.7
                                                ----------  ---------  ----------  ---------  ----------  ---------
Operating loss................................  $  (10,750)      (8.9)% $  (11,382)     (11.9)% $  (34,891)    (149.9)%
                                                ----------  ---------  ----------  ---------  ----------  ---------
                                                ----------  ---------  ----------  ---------  ----------  ---------

    REVENUES. Netcenter revenues for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were $120.4 million, $95.3 million, and $23.3 million, respectively. Netcenter revenues increased in absolute dollars between periods due to increased Netcenter transactions and general growth in consumer and business use of the Internet.

                                                                              NETCENTER SEGMENT
                                                     -------------------------------------------------------------------
                                                                                             YEAR ENDED
                                                       TEN MONTHS ENDED                     DECEMBER 31,
                                                          OCTOBER 31,       --------------------------------------------
                                                             1998                   1997                   1996
                                                     ---------------------  ---------------------  ---------------------
Service Gross Margin:
Service revenues...................................  $  120,405      100.0% $   95,348      100.0% $   23,280      100.0%
Cost of service revenues...........................      23,523       19.5      21,157       22.2      15,875       68.2
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Gross margin.......................................  $   96,882       80.5% $   74,191       77.8% $    7,405       31.8%
                                                     ----------  ---------  ----------  ---------  ----------  ---------
                                                     ----------  ---------  ----------  ---------  ----------  ---------

    GROSS MARGIN. Netcenter's gross margin consisted of Netcenter revenues offset by the cost of Netcenter operations, consisting primarily of staffing and telecommunication costs, costs associated with free Client distribution, and fees paid to third parties related to Netcenter advertising. Netcenter's gross margins for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were 80.5%, 77.8%, and 31.8%, respectively. Netcenter's gross margin increased in 1998 and 1997 due to an increasing number of large dollar transactions with higher margins. In 1996 the Netcenter business was just beginning and thus incurred startup costs without directly associated revenues during the startup period.

    OPERATING MARGIN. Netcenter's operating margins for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were $(10.8) million, $(11.4) million, and $(34.9) million, or (8.9)%, (11.9)%, and (149.9)%
of total revenues, respectively. The operating margins improved among these periods due to increased Netcenter revenue and gross profit, partially offset by growth in operating expenses. In particular, sales and marketing expenses increased in absolute dollars and as a percentage of total revenues between periods due to costs associated with increased production of new channel and content services, consumer advertising and promotions, increased staffing, and expansion of the Netcenter sales organization.

INTEREST INCOME, NET

    Interest income, net, for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 was $6.9 million, $9.1 million, and $8.7 million, respectively. Excluding the effect of the ten month 1998 fiscal year compared to the twelve month 1997 fiscal year, the decrease from 1997 to 1998 was due primarily to a decline in weighted average invested balances from the prior year. The increase from 1996 to 1997 was due primarily to a general rise in interest rates. Interest income may fluctuate in future periods as a result of changes in Netscape's average cash and investment balances, the structure and duration of the portfolio, and changes in market interest rates for investments.

OTHER INCOME, NET

    Other income, net, for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 was $8.0 million, $1.9 million, and zero, respectively. The other income in 1998 and 1997 was primarily attributable to gains on sales of certain equity investments.

EQUITY IN NET LOSSES OF JOINT VENTURES

    Netscape did not have any joint venture investments during 1998. Equity in net losses of joint ventures for 1997 and 1996 were $5.9 million and $1.9 million, respectively, reflecting Netscape's share of the net losses of Netscape's joint ventures under the equity method of accounting. See Note 13 of Notes to Consolidated Financial Statements.

INCOME TAXES

    Netscape recorded an income tax provision (benefit) of zero, $(11.8) million, and $7.8 million for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996, respectively. The net deferred tax assets at October 31, 1998 were $48.2 million, net of a valuation allowance of $51 million, of which $17.9 million relates to certain intangible assets that are amortizable over 15 years for tax purposes and $12.5 million relates to tax benefits associated with employee stock options which will be credited to additional paid-in capital when realized. Realization of Netscape's net deferred tax assets depends on Netscape generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. It is management's assessment that future levels of taxable income will be sufficient to realize the net deferred tax asset. See Note 12 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    At October 31, 1998, Netscape's principal source of liquidity was $177.5 million in cash, cash equivalents, and short-term investments, representing a $7.1 million decrease from the December 31, 1997 balance of $184.6 million. During the same period, long-term investments increased by $12.5 million from $76.7 million at December 31, 1997 to $89.2 million at October 31, 1998, resulting in a net increase of $5.4 million in cash, cash equivalents, and short- and long-term investments from December 31, 1997 to October 31, 1998. Netscape's cash, and short- and long-term investments are managed to be available for working capital, strategic investment opportunities, or other potential cash needs in the future. Netscape has no material debt.

    In fiscal 1998, cash provided by operating activities of $27.0 million was primarily attributable to increases in deferred revenues and accounts payable and accrued liabilities, partially offset by the growth in accounts receivable and a net loss for the period. Cash used in investing activities of $25.0 million for 1998 related primarily to capital expenditures of $54.9 million partially offset by net cash of $29.0 million provided from investment activity. The capital expenditures primarily consisted of purchases of computer hardware and software as well as leasehold improvements and furniture and fixtures related to additional leased facilities. Netscape anticipates that capital expenditures will decrease in future periods. Cash flows from financing activities of $28.7 million for 1998 was primarily attributable to proceeds from the issuance of common stock under Netscape's stock option and employee stock purchase plans.

    In the years 1997 and 1996, cash provided by operating activities of $38.9 million and $13.7 million, respectively, was primarily attributable to increases in deferred revenues, accounts payable and accrued liabilities, and net income, as adjusted for non-cash transactions, partially offset by growth in accounts receivable and other current assets. Cash used in investing activities of $95.7 million and $177.5 million during 1997 and 1996, respectively, related primarily to capital expenditures of $100.4 million and $82.2 million, respectively, and in 1996, a net $89.1 million utilized for investments in available-for-sale securities. The capital expenditures primarily consisted of purchases of computer hardware and software as well as leasehold improvements and furniture and fixtures related to additional leased facilities. Cash flows from financing activities of $24.3 million for 1997 were primarily attributable to net proceeds of $24.9 million from Netscape's issuance of common stock under Netscape's stock option and employee stock purchase plans. Cash flows from financing activities of $196.9 million for 1996 were primarily attributable to the net proceeds of $158.3 million from Netscape's second public offering in November 1996, $23.3 million in tax benefit related to stock options, and, to a lesser extent, approximately $15.8 million from the issuance of common stock under Netscape's stock plans.

    Deferred revenues primarily consist of the unrecognized portion of product and service revenues received pursuant to subscription and support contracts, consulting, training, Netcenter services, and prepaid license royalties received pursuant to license agreements. Deferred revenues increased to $148.6 million at October 31, 1998 from $106.2 million at December 31, 1997 due to an increase in advertising prepayments offset partially by a continued decrease in the number of subscription and support contracts.

    Netscape's principal commitments as of October 31, 1998 consisted of obligations under operating leases for monthly rent. See Note 9 of Notes to Consolidated Financial Statements.

    Netscape believes existing cash and investments together with cash flows expected to be generated from operations, if any, will suffice to meet Netscape's operating requirements for at least the next 12 months.

YEAR 2000

    The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

    We have developed a phased Year 2000 readiness plan for the current versions of our products. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrading, and replacement of certain product versions), validation testing, and contingency planning. We continue to respond to customer concerns about prior versions of our products on a case-by-case basis.

    We have largely completed all phases of our plan, except for contingency planning, with respect to the current versions of all of our products. We have made Year 2000 readiness disclosures stating that the current versions of all of the products that we currently ship are "Year 2000 Compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 Compliant. These disclosures note that, in some cases, our products require a patch we provide with the product in order to be Year 2000 Compliant. We, our customers, and vendors continue to test our software for compliance and may find additional errors or defects associated with Year 2000 date functions.

    We have defined "Year 2000 Compliant" to mean that the product will accurately receive, process, and provide date data from, into, and between the twentieth and twenty-first centuries, including the years 1999 and 2000, and make leap year calculations, provided that all other products (whether hardware, software, or firmware) used in or in combination with the product properly exchange data with it. We have not tested our products on all platforms or all versions of operating systems that we currently support and have advised our customers to verify that their platforms and operating systems support the transition to the year 2000.

    We have not specifically tested software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into our products, but we are seeking assurances from our vendors that licensed software is Year 2000 Compliant. Despite our testing, testing by our current and potential customers, and whatever assurances we may receive from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Current versions of Netscape ECXpert, Netscape BuyerXpert, Netscape SellerXpert, and Netscape MerchantXpert include third-party Java components that may not be Year 2000 Compliant in all respects. Netscape provides no warranty to our customers with respect to the Year 2000 compliance of third-party components embedded in our software. Also, certain prior versions of our products are not fully Year 2000 Compliant, and we are working to address these issues. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could impair our finances or business prospects. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

    Our internal systems include both our information technology ("IT") and non-IT systems. We have completed a baseline assessment of our material internal IT systems (including both our own software products and third-party software and hardware technology) and our non-IT systems (such as our security system, building equipment, and embedded microcontrollers) and are beginning implementation (including remediation, upgrading, and replacement). We have retained an outside contractor to provide assistance with validation testing and contingency planning. We expect to complete all project phases by August 31, 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from such vendors that their systems are Year 2000 compliant. Our worst case scenario would involve the unavailability of our major internal systems to our employees and the unavailability of Netcenter to its users. In the event of this worst case scenario, we may incur expenses to repair our systems, face interruptions in the work of our employees, lose advertising revenue, not be able to deliver minimum guaranteed levels of traffic, not be able to deliver downloads of our browser product, and suffer damage to our reputation. We estimate total costs for all internal systems project phases to be approximately $8 million, with approximately $5 million of this representing our internal cost of the work our own employees have done on this project. Costs to be capitalized in connection with purchased computer hardware are expected to approximate $1.5 million, with the remaining costs to be expensed as incurred. In addition to the specific problems and costs we've described, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

    We do not currently have any information concerning the Year 2000 compliance status of our customers. As is the case with other similarly situated software companies, if our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures that were reserved for enterprise software) to address Year 2000 compliance problems, our finances or business prospects could be impaired.

    We have funded our Year 2000 plan from operating cash flows. We estimate that costs incurred through October 31, 1998 in connection with the Year 2000 compliance project have not been material. We will incur additional amounts related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. We may experience material problems and costs with Year 2000 compliance that could impair our finances and business prospects.

    We have not yet fully developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

EURO CURRENCY

    The participating member countries of the European Union agreed to adopt the European Currency Unit (the "Euro") as the common legal currency beginning January 1, 1999. On that same date they established fixed conversion rates between their existing sovereign currencies and the Euro. Our e-commerce application products are not currently "Euro Compliant." We plan to release Euro Compliant versions of our e-commerce application products in the first calendar quarter of 1999 (Merchant System and SellerXpert) and second calendar quarter of 1999 (BuyerXpert). Delays in developing these new Euro

Compliant versions could result in delay or loss of revenue, damage to our reputation, or increased service and warranty costs, any of which could impair our finances or business prospects. We have defined "Euro Compliant" to mean that our product is capable of processing and reporting any data denominated in the Euro in the same manner as processing and reporting data denominated in the national currency units that comprise the currencies of those member states that adopt the Euro (the "NCUs") without any loss of functionality or interoperability or degradation in performance of volume capacity and, without prejudice to the generality of the foregoing, has the ability to provide all the following functions:

    (1) Conversion of NCUs to Euro (and vice versa) at the Fixed Conversion Rates and conversion of NCUs to NCUs using the Fixed Conversion Rates between the relevant NCUs and the Euro and, in each case, rounding of such amounts in accordance with applicable laws and regulations from time to time. "Fixed Conversion Rates" means the fixed Euro/NCU conversion rates established by the Council of the European Union pursuant to
       Article 109(L) of the Treaty of Rome of 25th March 1957, as amended by the Single European Act 1986 and the Maastricht Treaty, establishing the European Community, as amended from time to time.

    (2) Rounding of amounts denominated in Euro to the nearest "Euro cent" and of amounts denominated in NCUs to the nearest sub-unit applicable to the relevant NCUs and use in data of the Euro symbol;

    (3) Making and receiving payment of amounts denominated in Euro and in different denominations of the Euro and/or in NCUs (including Euro cents and NCUs); and

    (4) All functions and reporting, including regulatory reporting, in both Euro and NCUs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INVESTMENT PORTFOLIO

    Netscape does not use derivative financial instruments in its non-trading investment portfolio. Netscape places its investments in instruments that meet high credit quality standards, as specified in Netscape's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Netscape does not expect any material loss with respect to its investment portfolio.

    The table below provides information about Netscape's non-trading investment portfolio. For investment securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates. Netscape's investment policy requires that all investments mature in five years or less.

    Principal (Notional) Amounts by Expected Maturity in U.S. Dollars:

                                                                                       FAIR VALUE
                                                                                           AT
                                                                                       OCTOBER 31,
AT OCTOBER 31, 1998:                                   FY 1999    FY 2000     TOTAL       1998
                                                      ---------  ---------  ---------  -----------
                                                         (IN THOUSANDS, EXCEPT INTEREST RATES)
Cash equivalents....................................  $  52,112     --      $  52,112   $  52,113
Weighted average interest rate......................       4.01%    --           4.01%
Investments.........................................  $  91,357     56,532  $ 147,889   $ 148,452
Weighted average interest rate......................       4.05%      3.89%      3.99%
Total portfolio.....................................  $ 143,469     56,532  $ 200,001   $ 200,565
Weighted average interest rate......................       4.04%      3.89%      4.00%

                                                                                       FAIR VALUE
                                                                                           AT
                                                                                        DECEMBER
                                                                                           31,
AT DECEMBER 31, 1997:                                  FY 1998    FY 1999     TOTAL       1997
                                                      ---------  ---------  ---------  -----------
                                                         (IN THOUSANDS, EXCEPT INTEREST RATES)
Cash equivalents....................................  $  11,534     --      $  11,534   $  11,534
Weighted average interest rate......................       4.05%    --           4.05%
Investments.........................................  $ 129,470     52,607  $ 182,077   $ 182,107
Weighted average interest rate......................       5.36%      5.97%      5.54%
Total portfolio.....................................  $ 141,004  $  52,607  $ 193,611   $ 193,641
Weighted average interest rate......................       5.25%      5.97%      5.45%

    Included in Investments at October 31, 1998, is $16.3 million of fully exercisable warrants to purchase 944,666 shares of Excite common stock. During November 1998 through January 1999, Netscape partially exercised the warrants and sold 498,079 shares of Excite common stock for a net gain of $22.4 million.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

    Netscape invoices the customers of its international subsidiaries primarily in U.S. dollars for license revenues, and, to a lesser extent, in the local currencies of its subsidiaries for service revenues. The notable exception is in Japan, where Netscape invoices its customers primarily in yen. Netscape is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Netscape's exposure to foreign exchange rate fluctuations also arises from intercompany accounts in which the cost of software and certain other charges are allocated to Netscape's foreign sales subsidiaries. These intercompany accounts are predominantly denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company. Additionally, Netscape is exposed to foreign exchange rate fluctuations arising out the of non-U.S. dollar receivables originated in the U.S. These deals have historically been insignificant.

    The effect of foreign exchange rate fluctuations on Netscape in the ten months ended October 31, 1998 and in the prior fiscal year ended December 31, 1997 was not material. Because foreign exchange exposure to these fluctuations increases as sales and intercompany balances grow, Netscape initiated a hedging program in 1998 designed to mitigate the impact on intercompany balances due to changes in foreign exchange rates. Netscape also has foreign exchange exposure related to transactions with third parties. However, these exposures are not material and therefore are not hedged. This program is expected to continue in fiscal 1999. Netscape is using foreign exchange forward contracts as a vehicle for hedging the intercompany balances. In general, these foreign exchange forward contracts mature in three months or less. At October 31, 1998, the unhedged exposure is immaterial and Netscape held the following forward exchange contracts which mature within three months. The estimated fair value of the contracts is immaterial due to their short-term nature. See Note 6 of Notes to Consolidated Financial Statements.

                                                                                  OCTOBER 31,
                                                                                     1998
                                                                                NOTIONAL AMOUNT
                                                                                ---------------
                                                                                (IN THOUSANDS)
Foreign Currency Forward Exchange Contracts:
  700,000,000 Japanese Yen....................................................     $   6,018
  1,300,000 Canadian Dollar...................................................           843
                                                                                      ------
                                                                                   $   6,861
                                                                                      ------
                                                                                      ------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements required pursuant to this item are included in Part IV, Item 14 of this Form 10-K and are presented beginning on page 70. The supplementary financial information required by this item is included under the subsection entitled "Quarterly Results of Operations/Supplementary Financial Information," beginning on page 108.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. NETSCAPE'S DIRECTORS AND EXECUTIVE OFFICERS.

    The current directors and executive officers of Netscape and their ages as of January 12, 1999 are as follows:

NAME                                 AGE                                    POSITION(S)
--------------------------------     ---     --------------------------------------------------------------------------
Marc L. Andreessen..............     27      Director/Executive Vice President, Products
Barry M. Ariko..................     52      Executive Vice President and Chief Operating Officer
James L. Barksdale..............     55      Director/President and Chief Executive Officer
Eric A. Benhamou................     43      Director
Noreen G. Bergin................     39      Senior Vice President, Finance and Corporate Controller
William V. Campbell.............     58      Director
James H. Clark..................     54      Director/ Chairman of the Board
Peter L.S. Currie...............     42      Executive Vice President, Chief Administrative Officer, and Chief
                                             Financial Officer
L. John Doerr...................     47      Director
Michael J. Homer................     40      Executive Vice President, General Manager of Website
Roberta R. Katz.................     51      Senior Vice President, General Counsel and Secretary
Deborah J. Meredith.............     39      Senior Vice President, Customer Satisfaction
Lori P. Mirek...................     35      Senior Vice President, Marketing

    Netscape's directors and executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full time employee of Netscape. There is no family relationship between any executive officer or director of Netscape.

    Mr. Andreessen co-founded Netscape in April 1994 as Vice President, Technology and has been a director of Netscape since September 1994. Mr. Andreessen was elected to the position of Senior Vice President, Technology in January 1996 and to Executive Vice President, Products in July 1997. From December 1993 to April 1994, Mr. Andreessen served as a software engineer at Enterprise Integration Technology. He received a B.S. from the University of Illinois in December 1993, where he co-authored the original NCSA Mosaic Web browser.

    Mr. Ariko joined Netscape in August 1998 as Executive Vice President and Chief Operating Officer. From April 1994 to August 1998, Mr. Ariko served as Executive Vice President, for the Americas Division of Oracle Corporation. Prior to joining Oracle Corporation, Mr. Ariko was Vice President and Managing Director of the Americas Division of Tandem Computers Incorporated. He joined Tandem in 1980, and was named Director of Headquarters Marketing in 1982, and Vice President of U.S. Sales Operations in 1988. Before Tandem, Mr. Ariko spent 13 years in management and sales positions in the computer and defense electronics industries. Mr. Ariko attended City College of New York, holds a B.S. degree in management from Golden Gate University, and completed the Executive Management Program at the Kellogg School, Northwestern University in 1992.

    Mr. Barksdale joined Netscape in January 1995 as President and Chief Executive Officer. He has served as a director of Netscape since October 1994. From January 1992 to January 1995, Mr. Barksdale served as President and Chief Operating Officer, and, as of September 1994, Chief Executive Officer, of AT&T Wireless Services (formerly, McCaw Cellular Communications, Inc. (collectively, "McCaw")), a cellular telecommunications company. From April 1983 to January 1992, Mr. Barksdale served as Executive Vice President and Chief Operating Officer of Federal Express Corporation ("Federal Express"), an express package delivery company. From 1979 to 1983, Mr. Barksdale served as Chief Information Officer of Federal Express. Mr. Barksdale also held various management positions, including Chief Information Officer, with Cook Industries Inc., during the mid-1970s and was employed by IBM from 1965 to 1972. He holds a B.A. from the University of Mississippi. Mr. Barksdale serves as a director of 3Com Corporation, Robert Mondavi Corporation, @Home Corporation and Network Computer, Inc.

    Mr. Benhamou serves as President, Chief Executive Officer, and Chairman of the Board of Directors of 3Com Corporation ("3Com"). Mr. Benhamou has served as a director of Netscape since January 1997. Mr. Benhamou has been the Chairman of the Board of 3Com since July 1994. He served as 3Com's Chief Executive Officer since September 1990 and as its President since April 1990. Mr. Benhamou holds an M.S. in electrical engineering from Stanford University and a Diplome d'Ingenieur from Ecole Nationale Superieure des Arts et Metiers, Paris. Mr. Benhamou serves as a director of Cypress Semiconductor, Inc. and Legato Systems, Inc.

    Ms. Bergin joined Netscape in November 1995 as Vice President and Corporate Controller. Ms. Bergin was elected to Vice President, Finance and Corporate Controller in October 1997, and Senior Vice President, Finance and Corporate Controller in February 1998. From November 1991 to November 1995, Ms. Bergin served as Vice President, Finance and Corporate Controller of Frame Technology Corporation and prior to that time, she served as Corporate Controller of Boole & Babbage, Inc. for five years. Ms. Bergin holds a B.A. from Santa Clara University.

    Mr. Campbell serves as Chairman of the Board of Directors of Intuit Inc. ("Intuit"). Mr. Campbell has served as a director of Netscape since August 1998. He served as Intuit's President and Chief Executive Officer from 1994 to 1998 and as its Chairman of the Board of Directors since August of 1998. Mr. Campbell holds a Bachelors and Masters degree in Economics from Columbia University. Mr. Campbell serves as a director of Go Corporation, Sandisk, Inc., Great Plains Software, Inc. and Apple Computer, Inc.

    Dr. Clark co-founded Netscape in April 1994 and serves as its Chairman of the Board. From the inception of Netscape to January 1995, Dr. Clark served as the President, Chief Executive Officer and Chief Financial Officer of Netscape. From 1981 to 1994, Dr. Clark was Chairman of the Board of Directors of Silicon Graphics, a computer systems company he founded in 1981. Dr. Clark also served as Chief Technical Officer of Silicon Graphics from 1981 to 1987. Prior to founding Silicon Graphics, Dr. Clark was an associate professor at Stanford University. Dr. Clark holds a Ph.D. from the University of Utah and an M.S. and a B.S. from the University of New Orleans. Dr. Clark serves as the Chairman of the Board of Healtheon Corporation, a health care services company, since January of 1996, and Seascape, a process control software company, since June of 1996.

    Mr. Currie joined Netscape as Vice President and Chief Financial Officer in April 1995. Mr. Currie was elected to Senior Vice President in January 1996 and to the position of Executive Vice President and Chief Administrative Officer in July 1997. From April 1989 to March 1995, Mr. Currie held various management positions at McCaw, including Executive Vice President and Chief Financial Officer, and as of February 1993, Executive Vice President of Corporate Development. From 1982 to 1989, he held various positions at Morgan Stanley & Co. Incorporated. Mr. Currie holds an M.B.A. from Stanford University and a B.A. from Williams College. Mr. Currie serves as a member of the Board of Directors of Corsair Communications, Inc. and InfoSpace.com, Inc.

    Mr. Doerr serves as General Partner of Kleiner Perkins Caufield & Byers. Mr. Doerr has served as a director of Netscape since September of 1994. Mr. Doerr has served as a general partner of Kleiner Perkins Caufield & Byers, a venture capital firm, since September 1980. Prior to joining Kleiner Perkins Caufield & Byers, Mr. Doerr was employed by Intel Corporation for five years. Mr. Doerr holds a Masters in Engineering from Rice University and an M.B.A. from Harvard University. He is a director of Intuit Inc., @Home Corporation, Amazon.com, Inc. Platinum Software Inc., Lightspan Partnership, Sun Microsystems, Inc. and several privately held companies.

    Mr. Homer joined Netscape in October 1994 as Vice President, Marketing. Mr. Homer was elected to Senior Vice President, Marketing in January 1996, Executive Vice President, Sales and Marketing in July 1997, and Executive Vice President, General Manager of Website in May 1998. From April 1994 to October 1994, Mr. Homer was a consultant. From August 1993 to April 1994, Mr. Homer served as Vice President, Engineering at EO Corporation, a hand-held computer manufacturer, and from July 1991 to July 1993, Mr. Homer was Vice President, Marketing of GO Corporation, a pen-based software company. He had previously been Director of Product Marketing of Apple, where he held various technical and marketing positions from 1982 through 1991. Mr. Homer holds a B.S. from the University of California, Berkeley.

    Dr. Katz joined Netscape in May 1995 as Vice President, General Counsel and Secretary. Dr. Katz was elected to Senior Vice President in January 1996. From March 1993 until joining Netscape, Dr. Katz served as Senior Vice President and General Counsel of McCaw. In addition, from March 1992 until joining Netscape, Dr. Katz served as Senior Vice President and General Counsel of LIN Broadcasting Corporation, a subsidiary of McCaw. Prior to March 1992, Dr. Katz was in private legal practice, most recently as a partner in the law firm of Heller, Ehrman, White & McAuliffe. Dr. Katz is a Senior Fellow of the Discovery Institute. Dr. Katz holds a J.D. from the University of Washington School of Law, a Ph.D. from Columbia University, an M.A. from New York University, and a B.A. from Stanford University.

    Ms. Meredith joined Netscape in November 1995 and was elected to Senior Vice President, Customer Satisfaction in May 1998. From November 1995 to February 1998, Ms. Meredith served as Senior Vice President of Strategic Technologies and Products, Vice President of Client Product Development, and Vice President of Client Engineering. From December 1993 to November 1995, Ms. Meredith served as Vice President, Research & Development of Collabra Software. From November 1990 to December 1993, Ms. Meredith was Vice President of Development of Slate Corporation. Ms. Meredith holds an M.S. in Computer Science from Stanford University and a B.S. in Computer Science and Mathematics from the University of Michigan.

    Ms. Mirek joined Netscape in May 1998 as Senior Vice President, Marketing. From 1996 to 1997, Ms. Mirek served as a Vice President and General Manager, Electronic Commerce, and President, Ameritech Health Connections, and Vice President, Marketing, Custom Business Services at Ameritech. Prior to that time, she served as Vice President, Americas Marketing and Senior Director, Worldwide Marketing, Director, Strategic Product Marketing and Market Development, and Director, Marketing Massively Parallel Systems Division at Oracle Corporation. Ms. Mirek holds an M.B.A. from Harvard University and a B.S. from Michigan University.

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act ("Section 16(a)") requires Netscape's executive officers, directors, and persons who own more than 10% of a registered class of Netscape's equity securities ("10% Stockholders") to file reports of ownership on a Form 3 and changes in ownership on a Form 4 or a Form 5 with the Commission and the Nasdaq Stock Market, Inc. Such executive officers, directors and 10% Stockholders are also required by Commission rules to furnish Netscape with copies of all Section 16(a) forms that they file.

    Based solely on its review of the copies of such forms received by Netscape, or written representations from certain reporting persons that no Forms 5 were required for such persons, Netscape believes that during 1998 its executive officers, directors and 10% Stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth certain information concerning total compensation received for services rendered to Netscape in all capacities during the period January 1, 1996 to October 31, 1998 by (i) the Chief Executive Officer, (ii) each of the four most highly compensated executive officers who were serving as of the end of fiscal 1998, and (iii) two additional persons who served as executive officers during fiscal 1998 who would have been two of the four most highly compensated executive officers had they been serving as of the end of fiscal 1998 (the "Named Officers").

                                                                            ANNUAL COMPENSATION
                                                    --------------------------------------------------------------------
                                                                                           LONG-TERM
                                                                                         COMPENSATION       ALL OTHER
NAME AND PRINCIPAL POSITION                           YEAR       SALARY      BONUS     AWARDS/OPTIONS(1)   COMPENSATION
--------------------------------------------------  ---------  ----------  ----------  -----------------  --------------
James L. Barksdale................................       1998  $     1.00      --             --                --
PRESIDENT AND CHIEF EXECUTIVE OFFICER                    1997  $     1.00      --              300,200(2)       --
                                                         1996  $  100,000      --             --                --

Marc L. Andreessen................................       1998  $  150,190  $  100,000        1,500,000     $        252
EXECUTIVE VICE PRESIDENT OF PRODUCTS AND                 1997  $  150,000  $  100,000          100,200          --
SENIOR VICE PRESIDENT OF TECHNOLOGY                      1996  $  150,000  $   49,668         --                --

Barry M. Ariko(3).................................       1998  $  170,673  $  500,000          719,700(4)  $      1,740
EXECUTIVE VICE PRESIDENT, CHIEF                          1997      --          --             --                --
OPERATING OFFICER                                        1996      --          --             --                --

Noreen G. Bergin..................................       1998  $  187,500  $   49,423          170,200     $        440
SENIOR VICE PRESIDENT, FINANCE                           1997  $  193,150  $   25,000           30,200(5)       --
AND CORPORATE CONTROLLER                                 1996  $  154,050  $   32,813          100,000(6)  $      1,250

Roberta R. Katz...................................       1998  $  183,333  $   64,523           90,200     $      1,829
SENIOR VICE PRESIDENT, GENERAL                           1997  $  175,000      --               50,200(7)  $      1,729
COUNSEL AND SECRETARY                                    1996  $  175,000  $   30,625         --           $      1,044

Robert J. Lisbonne................................       1998  $  216,667  $   28,116          185,200     $     15,840(8)
SENIOR VICE PRESIDENT AND GENERAL                        1997  $  166,307  $   17,291           15,200(9)  $     16,680(10)
MANAGER, CLIENT PRODUCTS DIVISION                        1996  $  144,953  $   32,626           70,000(11)  $     17,520(12)

John M. Paul(13)..................................       1998  $  241,667  $   41,153          200,200     $        898
SENIOR VICE PRESIDENT AND GENERAL MANAGER,               1997  $  216,695  $    1,617          100,200(14)  $    163,369(15)
SERVER PRODUCTS DIVISION                                 1996      --          --               60,000          --

------------------------

 (1) Except where noted, the numbers in this column represent options granted with exercise prices equal to the fair market value on the date of grant.

 (2) On April 3, 1998, Mr. Barksdale revoked his right to a stock option for 300,000 shares granted on April 23, 1997.

 (3) Mr. Ariko joined the company on August 10, 1998.

 (4) Represents 119,700 shares from a Restricted Stock Purchase right granted at par value that was exercised in full on August 31, 1998 and is subject to repurchase as to unvested shares upon termination of Mr. Ariko's employment with the company; and an option to purchase 600,000 shares with an exercise price equal to fair market value on the date of grant.

 (5) Represents options totaling 30,200 shares that were canceled and reissued in 1998. See "Transactions with Management."

 (6) Represents options totaling 100,000 shares that were canceled and reissued in 1998. See "Transactions with Management."

 (7) Represents options totaling 50,200 shares that were canceled and reissued in 1998. See "Transactions with Management."

 (8) Represents $15,000 of indebtedness and $840 in interest forgiven by the Company, which indebtedness consists of a portion of the principal amount of a loan provided to Mr. Lisbonne in connection with the purchase of a principal residence. See "Transactions with Management."

 (9) Represents options totaling 15,200 shares that were canceled and reissued in 1998. See "Transactions with Management."

 (10) Represents $15,000 of indebtedness and $1,680 in interest forgiven by the Company, which indebtedness consists of a portion of the principal amount of a loan provided to Mr. Lisbonne in connection with the purchase of a principal residence. See "Transactions with Management."

 (11) Represents options totaling 70,000 shares that were canceled and reissued in 1998. See "Transactions with Management."

 (12) Represents $15,000 of indebtedness and $2,520 in interest forgiven by the Company, which indebtedness consists of a portion of the principal amount of a loan provided to Mr. Lisbonne in connection with the purchase of a principal resident. See "Transactions with Management."

 (13) Mr. Paul joined the company on December 16, 1996.

 (14) Represents options totaling 100,200 shares that were canceled and reissued in 1998. See "Transactions with Management."

 (15) Represents reimbursement provided to Mr. Paul in connection with relocation expenses. See "Transactions with Management."

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth, as to the Named Officers, information concerning stock options granted during the year ended October 31, 1998.

                                           INDIVIDUAL GRANTS
                                     -----------------------------                           POTENTIAL REALIZABLE VALUE
                                      NUMBER OF      PERCENT OF                              AT ASSUMED ANNUAL RATES OF
                                      SECURITIES    TOTAL OPTIONS                             STOCK PRICE APPRECIATION
                                      UNDERLYING     GRANTED TO      EXERCISE                    FOR OPTION TERM(4)
                                       OPTIONS      EMPLOYEES IN    PRICE PER   EXPIRATION   ---------------------------
NAME                                  GRANTED(1)   FISCAL YEAR(2)     SHARE       DATE(3)         5%            10%
-----------------------------------  ------------  ---------------  ----------  -----------  ------------  -------------
James L. Barksdale.................       --                  0%        --          --            --            --

Marc L. Andreessen.................     500,000(5)       2.7997%    $  16.8125    04/08/08   $  5,286,645  $  13,397,397
                                        700,000(5)       3.9195%    $  22.3750    06/02/08   $  9,850,062  $  24,961,991
                                        300,000(5)       1.6798%    $  22.3750    06/02/08   $  4,221,455  $  10,697,996

Barry M. Ariko.....................     600,000(6)       3.3596%    $  25.0625    08/08/08   $  9,457,003  $  23,965,902

Noreen G. Bergin...................      30,000(7)       0.1680%    $  16.8125    04/09/07   $    285,537  $     707,170
                                            200(8)       0.0011%    $  16.8125    07/07/07   $      1,966  $       4,904
                                        100,000(7)       0.5599%    $  16.8125    11/08/05   $    775,972  $   1,847,233
                                         40,000(5)       0.2240%    $  16.8125    04/08/08   $    422,932  $   1,071,792

Roberta R. Katz....................      50,000(9)       0.2800%    $  16.8125    04/23/07   $    478,362  $   1,186,011
                                            200(8)       0.0011%    $  16.8125    07/07/07   $      1,966  $       4,904
                                         40,000(5)       0.2240%    $  16.8125    04/08/08   $    422,932  $   1,071,792

Robert J. Lisbonne.................      50,000(7)       0.2800%    $  16.8125    11/15/05   $    389,136  $     926,844
                                            200(8)       0.0011%    $  16.8125    07/07/07   $      1,967  $       4,904
                                         20,000(7)       0.1119%    $  16.8125    11/06/06   $    179,629  $     439,611
                                         15,000(9)       0.0840%    $  16.8125    04/23/07   $    143,508  $     355,803
                                        100,000(5)       0.5599%    $  16.8125    04/08/08   $  1,057,329  $   2,679,479

John M. Paul.......................      60,000(7)       0.3359%    $  16.8125    04/10/07   $    571,286  $   1,414,972
                                            200(8)       0.0011%    $  16.8125    07/07/07   $      1,967  $       4,904
                                         40,000(9)       0.2240%    $  16.8125    08/20/07   $    399,609  $     999,980
                                        100,000(5)       0.5599%    $  16.8125    04/08/08   $  1,057,329  $   2,679,479

------------------------

(1) The options in this table are incentive stock options or nonstatutory stock options, except as otherwise provided, granted under the 1995 Stock Plan and the 1998 Stock Option Plan and have exercise prices equal to the fair market value on the date of grant. All such options have ten-year terms.

(2) Netscape granted (or assumed) options to purchase 17,859,309 shares of Common Stock to employees in fiscal 1998. This includes 8,558,898 shares granted with respect to a repricing.

(3) The options in this table may terminate before their expiration upon the termination of optionee's status as an employee or consultant or upon the optionee's disability or death.

(4) Under rules promulgated by the Commission, the amounts in these two columns represent the hypothetical gain or "option spread" that would exist for the options in this table based on assumed stock price appreciation from the date of grant until the end of such options' ten-year term at assumed annual rates of 5% and 10%. Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). If the price of Netscape's Common Stock were to increase at such rates from the price at 1998 year end ($21.4375 per share) over the next 10 years, the resulting stock price at 5% and 10% appreciation would be $34.92 and $53.07, respectively. The 5% and 10% assumed annual rates of appreciation are specified in the Commission rules and do not represent

    Netscape's estimate or projection of future stock price growth. Netscape does not necessarily agree that this method can properly determine the value of an option.

(5) Vests over a period of 24 months at a rate of 50% of the shares subject to the options at the end of 12 months from the grant date and 50% of the shares subject to the options at the end of 24 months from the grant date.

(6) Vests over a period of 36 months at a rate of approximately 27.77% of the shares subject to the option at the end of 10 months from the vesting commencement date and approximately 2.77% per month thereafter.

(7) Vests over a period of 56 months at a rate of 20% of the shares subject to the options at the end of 10 months from the vesting commencement date and approximately 1.7% per month thereafter.

(8) Vests fully eighteen months from 7/7/97.

(9) Vests over a period of 66 months at a rate of approximately 1.5% per month from 4/23/97.

OPTION EXERCISES AND HOLDINGS

    The following table sets forth, as to the Named Officers, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of October 31, 1998. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of Netscape's Common Stock as of October 31, 1998.

                                                         NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                                                      OPTIONS AT FISCAL YEAR END      FISCAL YEAR END(1)
                                                      --------------------------  --------------------------
NAME                                                  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------------------------------------------  -----------  -------------  -----------  -------------
James L. Barksdale..................................         200        --            --            --
Marc L. Andreessen..................................      30,200      1,570,000       --        $ 2,312,500
Barry M. Ariko......................................      --            600,000       --            --
Noreen G. Bergin....................................      77,245         92,955    $ 357,258    $   429,917
Roberta R. Katz.....................................      14,286         75,914    $  66,073    $   351,102
John M. Paul........................................      28,907        171,293    $ 133,695    $   792,230

------------------------

(1) Market value of underlying securities based on the closing price of Netscape's Common Stock on October 30, 1998 (the last trading day of fiscal
    1998) on the Nasdaq National Market of $21.4375 minus the exercise price.

STOCK OPTION EXCHANGE AND REPRICING

    Netscape exchanged employee options on August 15, 1996 and repriced employee options on January 28, 1998. The stock option exchange and repricing acknowledged the importance to Netscape of its employees and of the incentive to employees represented by stock options, especially in considering alternative opportunities. In deciding both the exchange and the repricing, the Board of Directors considered such factors as the competitive environment for obtaining and retaining qualified employees and the overall benefit to the stockholders from a highly motivated group of employees.

    On August 15, 1996, the Board of Directors offered all employees the opportunity to exchange their outstanding stock options that had exercise prices in excess of the closing price per share of Netscape's Common Stock on August 30, 1996 for new options that would be exercisable at the fair market value of Netscape's Common Stock as of the closing of the stock market on August 30, 1996 ($35.375). These new options would otherwise be identical to the old options except that the new options would have an approximately six-month period before they would become exercisable; thereafter, the new options would become exercisable on the same schedule as the old options.

    On January 28, 1998, Netscape gave certain employees, who held outstanding options to purchase Netscape Common Stock at prices above the January 28, 1998 market closing price of $16.8125, the opportunity to change the exercise price of such options to the market closing price on January 28, 1998. Netscape's Board of Directors, Chief Executive Officer, and Executive Vice Presidents were not eligible to, and did not participate in, the repricing. Options repriced on January 28, 1998 were generally not exercisable before July 28, 1998 and six months was added to the vesting schedule of each repriced option.

    The following table sets forth, as to all executive officers of Netscape, certain information concerning the repricing of all such officers' options since Netscape's inception through October 31, 1998.

                                        TEN YEAR OPTION REPRICING TABLE
                                      -----------------------------------                                  LENGTH OF
                                           NUMBER OF        MARKET PRICE                                ORIGINAL OPTION
                                          SECURITIES        OF STOCK AT      EXERCISE                    TERM REMAINING
                                      UNDERLYING OPTIONS      TIME OF      PRICE AT TIME  NEW EXERCISE     AT DATE OF
NAME                         DATE          REPRICED          REPRICING     OF REPRICING      PRICE         REPRICING
-------------------------  ---------  -------------------  --------------  -------------  ------------  ----------------
Noreen G. Bergin.........   08/30/96         100,000         $  35.3750     $   49.0000    $  35.3750    9 yrs., 2 mos.
                            01/28/98         100,000(1)      $  16.8125     $   35.3750    $  16.8125    7 yrs., 9 mos.
                            01/28/98          30,000         $  16.8125     $   27.2500    $  16.8125    9 yrs., 2 mos.
                            01/28/98             200         $  16.8125     $   37.8750    $  16.8125    9 yrs., 5 mos.

Larry K. Geisel..........   08/30/96         100,000         $  35.3750     $   45.0000    $  35.3750    9 yrs., 6 mos.

Eric A. Hahn.............   08/30/96         200,000         $  35.3750     $   69.7500    $  35.3750    9 yrs., 4 mos.

Roberta R. Katz..........   01/28/98          50,000         $  16.8125     $   27.5000    $  16.8125    9 yrs., 2 mos.
                            01/28/98             200         $  16.8125     $   37.8750    $  16.8125    9 yrs., 5 mos.

Robert J. Lisbonne.......   08/30/96          50,000         $  35.3750     $   47.8750    $  35.3750    9 yrs., 2 mos.
                            01/28/98          50,000(1)      $  16.8125     $   35.3750    $  16.8125    7 yrs., 9 mos.
                            01/28/98          20,000         $  16.8125     $   50.2500    $  16.8125    8 yrs., 9 mos.
                            01/28/98          15,000         $  16.8125     $   37.8750    $  16.8125    9 yrs., 5 mos.
                            01/28/98             200         $  16.8125     $   37.8750    $  16.8125    9 yrs., 5 mos.

Deborah J. Meredith......   08/30/96          80,000         $  35.3750     $   47.8750    $  35.3750    9 yrs., 2 mos.
                            01/28/98          80,000(1)      $  16.8125     $   35.3750    $  16.8125    7 yrs., 9 mos.
                            01/28/98          20,000         $  16.8125     $   50.2500    $  16.8125    8 yrs., 9 mos.
                            01/28/98          15,000         $  16.8125     $   27.2500    $  16.8125    9 yrs., 2 mos.
                            01/28/98             200         $  16.8125     $   37.8750    $  16.8125    9 yrs., 5 mos.

Lori P. Mirek............   01/28/98          75,000         $  16.8125     $   36.3750    $  16.8125    9 yrs., 8 mos.

John M. Paul.............   01/28/98          60,000         $  16.8125     $   26.3750    $  16.8125    9 yrs., 2 mos.
                            01/28/98          40,000         $  16.8125     $   38.1875    $  16.8125    9 yrs., 6 mos.
                            01/28/98             200         $  16.8125     $   37.8750    $  16.8125    9 yrs., 5 mos.

------------------------

(1) Represents the same securities underlying options repriced on August 30, 1996 in the same denomination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            SHARE OWNERSHIP BY PRINCIPAL STOCKHOLDERS AND MANAGEMENT

    The following table sets forth information concerning the beneficial ownership of Common Stock of Netscape as of January 12, 1999 for the following:
(i) each person or entity who is known by Netscape to own beneficially more than 5% of the outstanding shares of Netscape common stock; (ii) each of

Netscape's current directors; (iii) each of the officers named in the Summary Compensation Table; and (iv) all directors and executive officers of Netscape as a group.

    Netscape has entered into an Agreement and Plan of Merger dated November 23, 1998 with America Online, Inc. pursuant to which a change in control of Netscape may occur. In addition, certain stockholders of Netscape, as indicated below, have entered into voting agreements agreeing, among other things, to vote their shares of Netscape common stock in favor of the proposed merger pursuant to the merger agreement.

                                                                                     AMOUNT AND NATURE
                                                                                       OF BENEFICIAL     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                                    OWNERSHIP(1)        CLASS
-----------------------------------------------------------------------------------  ------------------  -----------
America Online, Inc.(2) ...........................................................       40,159,863           38.7%
  22000 AOL Way
  Dulles, VA 20166-9323

James H. Clark(3)..................................................................       14,429,336           13.9%
James L. Barksdale(4)..............................................................        5,098,459            4.9%
Marc L. Andreessen(5)..............................................................          782,017              *
Barry M. Ariko(6)..................................................................          119,700              *
Eric A. Benhamou(7)................................................................           29,845              *
Noreen G. Bergin(8)................................................................           64,295              *
William V. Campbell................................................................                0              *
L. John Doerr(9)...................................................................          428,116              *
Roberta R. Katz(10)................................................................          321,438              *
Robert J. Lisbonne(11).............................................................           79,953              *
John M. Paul(12)...................................................................           28,080              *
All directors and executive officers as a group (15 persons)(13)...................       22,367,174           21.5%

------------------------

*   Less than 1%.

 (1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of January 12, 1999 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned and has an address of c/o Netscape Communications Corporation, 501 East Middlefield Road, Mountain View, CA 94043.

 (2) Includes 19,887,317 shares purchasable upon exercise of an option, which may be exercised in whole or in part, any time following the occurrence of certain triggering events in connection with the AOL-Netscape merger agreement, including the termination of the merger agreement. Also includes 20,272,546 shares which are subject to a voting agreement entered into with AOL by certain stockholders of Netscape pursuant to which such stockholders have agreed to vote all of the shares beneficially owned by them in favor of the proposed merger.

 (3) Includes (i) 200 stock option shares exercisable within 60 days of January 12, 1999, (ii) 900,000 shares held by Clark Ventures, Inc., and (iii) 11,699,643 shares held by Monaco Partners, L.P., of which Dr. Clark is sole limited partner. All of the shares beneficially owned by Dr. Clark are subject to a voting agreement with America Online, Inc., under which Dr. Clark has agreed, among other things, to vote his shares of Netscape common stock in favor of the proposed merger pursuant to the merger agreement.

 (4) Includes (i) 264,000 unvested shares subject to a repurchase right of the Company upon cessation of Mr. Barksdale's service to the Company; (ii) 200 stock option shares exercisable within 60 days of January 12, 1999; and
     (iii) 40,000 shares held by a family member. All of the shares beneficially owned by Mr. Barksdale are subject to a voting agreement with America Online, Inc., under which Mr. Barksdale has agreed, among other things, to vote his shares of Netscape common stock in favor of the proposed merger pursuant to the merger agreement.

 (5) Includes (i) 36,866 stock option shares exercisable within 60 days January 12, 1999 and (ii) 10,038 shares held by The Andreessen 1996 Charitable Remainder Trust Dated 2/1/96. All of the shares beneficially owned by Mr. Andreessen are subject to a voting agreement with America Online, Inc., under which Mr. Andreessen has agreed, among other things, to vote his shares of Netscape common stock in favor of the proposed merger pursuant to the merger agreement.

 (6) Includes 109,725 shares subject to a repurchase right of the Company upon cessation of Mr. Ariko's service to the Company.

 (7) Includes 26,666 stock option shares exercisable within 60 days of January 12, 1999.

 (8) Includes 63,223 stock option shares exercisable within 60 days of January 12, 1999.

 (9) Includes (i) 253,264 shares, 98,041 shares, 4,790 shares, 3,237 shares and 7,718 shares held by Mr. Doerr, the Doerr Irrevocable Children's Trust 5/26/94, the LJD Trust VII, the Doerr Trust Dated 3/16/92, and the Vallejo Foundation respectively and (ii) 61,066 stock option shares exercisable within 60 days of January 12, 1999. Mr. Doerr disclaims beneficial ownership of shares held by the Doerr Irrevocable Children's Trust DTD 5/26/94, the LJD Trust VII, the Doerr Trust DTD 3/16/92, and Vallejo Foundation, except to the extent of any indirect pecuniary interest therein.

 (10) Includes (i) 72,000 unvested shares subject to a repurchase right of the Company upon cessation of Dr. Katz's service to the Company and (ii) 17,462 stock option shares exercisable within 60 days of January 12, 1999.

 (11) Includes 52,959 stock option shares exercisable within 60 days of January 12, 1999.

 (12) Includes 26,677 stock option shares exercisable within 60 days of January 12, 1999.

 (13) Includes (i) an aggregate of 519,236 shares issuable upon currently exercisable options, (ii) options exercisable for 34,204 shares within 60 days of January 12, 1999 and (iii) an aggregate of 525,725 shares subject to certain repurchase rights of the Company upon cessation of certain executive officers' service to the Company, which repurchase rights generally lapse at a rate of two percent per month.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENTS

    Netscape has an employment agreement with James L. Barksdale, Netscape's President and Chief Executive Officer, which is terminable at will by either Netscape or Mr. Barksdale. In connection with such agreement, Mr. Barksdale was granted an option to purchase 8,000,000 shares of Netscape's Common Stock at an exercise price of $0.0563 per share. The option was immediately exercisable, with 4,000,000 shares vesting immediately upon grant and an additional 80,000 shares vesting per month thereafter. Netscape retains the right to repurchase any unvested shares at $0.0563 per share upon the cessation of Mr. Barksdale's service for any reason. Upon a change in control of Netscape, Mr. Barksdale is entitled to continued vesting of his stock options and restricted stock. Netscape's merger with AOL will constitute a change of control under Mr. Barksdale's employment agreement.

    Certain other Named Officers have agreements with Netscape entitling them to continued vesting of their stock options and restricted stock after a change in control of Netscape. Netscape's merger with AOL will constitute a change of control under these agreements.

TRANSACTIONS WITH MANAGEMENT

    In October of 1995 Netscape carried over a loan of $60,000 that had originally been given to Robert J. Lisbonne, an executive officer of Netscape, during his tenure at Collabra Software, Inc. ("Collabra"). Netscape acquired Collabra on November 5, 1995. The loan was secured by a lien on options exercisable while the loan was outstanding, bore no interest, and was forgivable by Netscape over four years at a rate of 25% per year. The largest aggregate amount of indebtedness outstanding at any time in 1998 was $15,000, which was forgiven on August 11, 1998.

    In April 1997, Netscape granted an option to purchase 60,000 shares to John
M. Paul, an executive officer of Netscape, conditioned upon the surrender and cancellation of his existing option for 60,000 shares that was granted in December 1996 and the execution by Mr. Paul and Netscape of the standard form of Stock Option Agreement. In 1997, Netscape reimbursed $163,369 to Mr. Paul to assist in his relocation to the San Francisco Bay Area.

    Netscape believes that all of the transactions set forth above were made on terms no less favorable to Netscape than could have been obtained from unaffiliated third parties. All future transactions, including loans, between Netscape and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors of the Board of Directors, and will be on terms no less favorable to Netscape than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  1.  FINANCIAL STATEMENTS.

    The following consolidated financial statements, and the related notes thereto, of Netscape and the Report of Independent Auditors are filed as a part of this Form 10-K.

                                                                                                           PAGE NUMBER
                                                                                                          -------------
Report of Ernst & Young LLP, Independent Auditors.......................................................           69
Consolidated Financial Statements:
Consolidated Balance Sheets as of October 31, 1998 and December 31, 1997................................           70
Consolidated Statements of Operations for the ten months ended October 31, 1998 and years ended December
  31, 1997 and 1996.....................................................................................           71
Consolidated Statements of Stockholders' Equity for the ten months ended October 31, 1998 and years
  ended December 31, 1997 and 1996......................................................................           72
Consolidated Statements of Cash Flows for the ten months ended October 31, 1998 and years ended December
  31, 1997 and 1996.....................................................................................           73
Notes to Consolidated Financial Statements..............................................................           74

    2.  FINANCIAL STATEMENT SCHEDULES.

    The following financial statement schedule of Netscape for the ten months ended October 31, 1998 and each of the years ended December 31, 1997 and 1996 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Netscape.

                                                                                                          PAGE NUMBER
                                                                                                          -----------
Schedule II--Valuation and Qualifying Accounts..........................................................         S-1

    Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

    3.  EXHIBITS.

    The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

    (b)  REPORTS ON FORM 8-K.

       1. A Current Report on Form 8-K was filed with the Securities and Exchange Commission (the "Commission") by Netscape on November 25, 1998; to report that Netscape signed a merger agreement with AOL under which AOL will acquire Netscape in a transaction that is anticipated to be accounted for as a pooling of interests and will qualify as a tax-free reorganization. The merger is subject to approval by various governmental agencies and Netscape stockholders.

       2. A Current Report on Form 8-K was filed with the Commission by Netscape on December 7, 1998, to report that the Board of Directors adopted a Preferred Share Purchase Rights Plan.

       3. A Current Report on Form 8-K was filed with the Commission by Netscape on January 8, 1999, to report that Netscape completed its acquisition of AtWeb on December 31, 1998.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Netscape Communications Corporation

    We have audited the accompanying consolidated balance sheets of Netscape Communications Corporation as of October 31, 1998 and December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the ten months ended October 31, 1998 and for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Netscape's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netscape Communications Corporation at October 31, 1998 and December 31, 1997, and the consolidated results of its operations and its cash flows for the ten months ended October 31, 1998 and for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
November 19, 1998

                      NETSCAPE COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                        OCTOBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                        SHARE AND PER SHARE DATA)
                                                     ASSETS

Current assets:
  Cash and cash equivalents...........................................................  $    85,885   $   55,172
  Short-term investments..............................................................       91,598      129,426
  Accounts receivable, net of allowances of $6,418 in 1998 and $8,335 in 1997.........      164,892      153,191
  Deferred tax assets.................................................................       39,770       37,336
  Other current assets................................................................       24,535       19,961
                                                                                        -----------  ------------
    Total current assets..............................................................      406,680      395,086
Property and equipment, net...........................................................      144,886      131,093
Long-term investments.................................................................       89,169       76,698
Other assets..........................................................................       26,099       29,943
                                                                                        -----------  ------------
    Total assets......................................................................  $   666,834   $  632,820
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................................  $    50,214   $   40,081
  Accrued compensation and related liabilities........................................       26,977       23,193
  Other accrued liabilities...........................................................       35,980       34,106
  Deferred revenues...................................................................      148,582      106,170
                                                                                        -----------  ------------
    Total current liabilities.........................................................      261,753      203,550
Long-term obligations and installment notes payable...................................          420          215
Commitments and contingencies.........................................................

Stockholders' equity:
  Preferred stock, $0.0001 par value; issuable in series; 5,000,000 shares authorized;
    no shares issued and outstanding..................................................      --            --
  Common stock, $0.0001 par value; 200,000,000 shares authorized; 99,818,160 shares in
    1998 and 97,984,300 shares in 1997 issued and outstanding.........................           10           10
  Additional paid-in capital..........................................................      576,928      549,186
  Deferred compensation...............................................................       (1,306)      (3,671)
  Accumulated deficit.................................................................     (170,618)    (119,201)
  Accumulated other comprehensive income (loss).......................................         (353)       2,731
                                                                                        -----------  ------------
  Total stockholders' equity..........................................................      404,661      429,055
                                                                                        -----------  ------------
    Total liabilities and stockholders' equity........................................  $   666,834   $  632,820
                                                                                        -----------  ------------
                                                                                        -----------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             TEN MONTHS         YEAR ENDED
                                                                                ENDED          DECEMBER 31,
                                                                             OCTOBER 31,  -----------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  ----------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                                            DATA)
Revenues:
  Product revenues.........................................................   $ 261,457   $   383,950  $  291,183
  Service revenues.........................................................     186,352       149,901      55,111
                                                                             -----------  -----------  ----------
    Total revenues.........................................................     447,809       533,851     346,294
Cost of revenues:
  Cost of product revenues.................................................      27,313        36,579      25,552
  Cost of service revenues.................................................      90,717        77,118      43,776
                                                                             -----------  -----------  ----------
    Total cost of revenues.................................................     118,030       113,697      69,328
                                                                             -----------  -----------  ----------
Gross profit...............................................................     329,779       420,154     276,966
Operating expenses:
  Research and development.................................................     123,238       132,808      86,023
  Sales and marketing......................................................     213,004       237,321     133,124
  General and administrative...............................................      42,715        50,357      31,231
  Purchased in-process research and development............................      --           103,087      --
  Merger related charges...................................................      --             5,848       6,100
  Restructuring charges....................................................      12,000        23,000      --
  Goodwill amortization....................................................       5,088       --           --
                                                                             -----------  -----------  ----------
    Total operating expenses...............................................     396,045       552,421     256,478
                                                                             -----------  -----------  ----------
Operating income (loss)....................................................     (66,266)     (132,267)     20,488
Interest income, net.......................................................       6,873         9,062       8,720
Other income, net..........................................................       7,976         1,860      --
Equity in net losses of joint ventures.....................................      --            (5,939)     (1,928)
                                                                             -----------  -----------  ----------
Income (loss) before income taxes..........................................     (51,417)     (127,284)     27,280
Provision (benefit) for income taxes.......................................      --           (11,788)      7,763
                                                                             -----------  -----------  ----------
Net income (loss)..........................................................   $ (51,417)  $  (115,496) $   19,517
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------
Basic net income (loss) per share..........................................   $   (0.54)  $     (1.34) $     0.27
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------
Diluted net income (loss) per share........................................   $   (0.54)  $     (1.34) $     0.21
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------
Shares used in computing basic net income (loss) per share.................      95,993        86,058      72,942
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------
Shares used in computing diluted net income (loss) per share...............      95,993        86,058      90,841
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  ADDITIONAL
                                                      PREFERRED                    PAID-IN-       DEFERRED       ACCUMULATED
                                                        STOCK      COMMON STOCK     CAPITAL     COMPENSATION       DEFICIT
                                                    -------------  -------------  -----------  ---------------  -------------
                                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE AT DECEMBER 31, 1995......................    $  --          $       8     $ 206,425      $  (8,584)     $   (22,716)
Issuance of 1,536,364 shares of common stock
  primarily upon exercise of stock options, for
  cash and services, net of repurchases plus cash
  received from stockholders' notes of $763.......       --             --            10,319         --              --
Issuance of 427,689 shares of common stock
  (InSoft, PaperSoftware, and Netcode) and other..       --             --               615         --                 (419)
Issuance of 3,571,836 shares of common stock
  (KIVA), net of issuance costs of $37 and
  other...........................................       --             --             5,050         --                  (87)
Amortization of deferred compensation.............       --             --            --              2,456          --
Issuance of 3,090,000 shares of common stock, net
  of offering costs of $325.......................       --                  1       158,314         --              --
Tax benefit related to stock options..............       --             --            23,340         --              --
Comprehensive income:
  Net income......................................       --             --            --             --               19,517
  Other comprehensive income (loss), net of tax:
    Net unrealized loss on available-for-sale
      securities..................................       --             --            --             --              --
    Translation loss..............................       --             --            --             --              --
  Other comprehensive income......................
Comprehensive income..............................
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996......................       --                  9       404,063         (6,128)          (3,705)
Issuance of 1,053,667 shares of common stock
  related to stock option exercises and the
  employee stock purchase plan, for cash and
  services, net of repurchases....................       --             --            15,434         --              --
Issuance of 1,781,489 shares of common stock in
  connection with the purchase of DigitalStyle and
  Portola.........................................       --             --            54,147         --              --
Issuance of 1,731,848 shares of common stock
  (KIVA)..........................................       --                  1         9,468         --              --
Issuance of 1,932,579 shares of common stock in
  connection with the purchase of Actra...........       --             --            66,074         --              --
Amortization of deferred compensation.............       --             --            --              2,457          --
Comprehensive income:
  Net loss........................................       --             --            --             --             (115,496)
  Other comprehensive income (loss), net of tax:
    Net unrealized gain on available-for-sale
      securities, net of tax of $2,208............       --             --            --             --              --
    Translation loss..............................       --             --            --             --              --
Other comprehensive income........................
Comprehensive income..............................
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997......................       --                 10       549,186         (3,671)        (119,201)
Issuance of 1,833,860 shares of common stock
  related to stock option exercises and the
  employee stock purchase plan, for cash and
  services, net of repurchases....................       --             --            28,368         --              --
Amortization of deferred compensation.............       --             --            --              1,739          --
Reversal of deferred compensation associated with
  terminated employees............................       --             --              (626)           626          --
Comprehensive income:
  Net loss........................................       --             --            --             --              (51,417)
  Other comprehensive income (loss), net of tax:
    Net unrealized loss on available-for-sale
      securities, net of tax of
      $(2,064)....................................       --             --            --             --              --
    Translation gain..............................       --             --            --             --              --
Other comprehensive income........................
Comprehensive income..............................
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 1998.......................    $  --          $      10     $ 576,928      $  (1,306)     $  (170,618)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                                                      ACCUMULATED
                                                         OTHER           TOTAL
                                                     COMPREHENSIVE   STOCKHOLDERS'
                                                        INCOME          EQUITY
                                                    ---------------  -------------
BALANCE AT DECEMBER 31, 1995......................     $   2,254      $   177,387
Issuance of 1,536,364 shares of common stock
  primarily upon exercise of stock options, for
  cash and services, net of repurchases plus cash
  received from stockholders' notes of $763.......        --               10,319
Issuance of 427,689 shares of common stock
  (InSoft, PaperSoftware, and Netcode) and other..        --                  196
Issuance of 3,571,836 shares of common stock
  (KIVA), net of issuance costs of $37 and
  other...........................................        --                4,963
Amortization of deferred compensation.............        --                2,456
Issuance of 3,090,000 shares of common stock, net
  of offering costs of $325.......................        --              158,315
Tax benefit related to stock options..............        --               23,340
Comprehensive income:
  Net income......................................        --               19,517
  Other comprehensive income (loss), net of tax:
    Net unrealized loss on available-for-sale
      securities..................................        (2,107)          (2,107)
    Translation loss..............................          (164)            (164)
                                                                     -------------
  Other comprehensive income......................                         (2,271)
                                                                     -------------
Comprehensive income..............................                         17,246
--------------------------------------------------
BALANCE AT DECEMBER 31, 1996......................           (17)         394,222
Issuance of 1,053,667 shares of common stock
  related to stock option exercises and the
  employee stock purchase plan, for cash and
  services, net of repurchases....................        --               15,434
Issuance of 1,781,489 shares of common stock in
  connection with the purchase of DigitalStyle and
  Portola.........................................        --               54,147
Issuance of 1,731,848 shares of common stock
  (KIVA)..........................................        --                9,469
Issuance of 1,932,579 shares of common stock in
  connection with the purchase of Actra...........        --               66,074
Amortization of deferred compensation.............        --                2,457
Comprehensive income:
  Net loss........................................        --             (115,496)
  Other comprehensive income (loss), net of tax:
    Net unrealized gain on available-for-sale
      securities, net of tax of $2,208............         3,383            3,383
    Translation loss..............................          (635)            (635)
                                                                     -------------
Other comprehensive income........................                          2,748
                                                                     -------------
Comprehensive income..............................                       (112,748)
--------------------------------------------------
BALANCE AT DECEMBER 31, 1997......................         2,731          429,055
Issuance of 1,833,860 shares of common stock
  related to stock option exercises and the
  employee stock purchase plan, for cash and
  services, net of repurchases....................        --               28,368
Amortization of deferred compensation.............        --                1,739
Reversal of deferred compensation associated with
  terminated employees............................        --              --
Comprehensive income:
  Net loss........................................        --              (51,417)
  Other comprehensive income (loss), net of tax:
    Net unrealized loss on available-for-sale
      securities, net of tax of
      $(2,064)....................................        (3,095)          (3,095)
    Translation gain..............................            11               11
                                                                     -------------
Other comprehensive income........................                         (3,084)
                                                                     -------------
Comprehensive income..............................                        (54,501)
--------------------------------------------------
BALANCE AT OCTOBER 31, 1998.......................     $    (353)     $   404,661
--------------------------------------------------
--------------------------------------------------

          See accompanying Notes to Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              TEN MONTHS         YEAR ENDED
                                                                                 ENDED          DECEMBER 31,
                                                                              OCTOBER 31,  -----------------------
                                                                                 1998         1997         1996
                                                                              -----------  -----------  ----------
                                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................................   $ (51,417)  $  (115,496) $   19,517
  Adjustments to reconcile net income (loss) to net cash provided by operating activities net of companies acquired:
    Purchased in-process research and development...........................      --           103,087      --
    Restructuring charges...................................................      --            19,315      --
    Depreciation and amortization...........................................      46,204        38,681      16,369
    Amortization of deferred compensation...................................       1,739         2,457       2,456
    Deferred income taxes...................................................      (2,479)      (24,227)    (23,747)
    Gains on sales of equity investments....................................      (8,798)      --           --
  Changes in assets and liabilities:
    Accounts receivable.....................................................     (11,701)      (42,370)    (83,719)
    Other current assets....................................................      (4,575)       (2,933)    (10,509)
    Accounts payable and accrued liabilities................................      15,636        34,550      43,749
    Deferred revenues.......................................................      42,412        25,862      50,276
    Long-term obligations...................................................      --           --             (725)
                                                                              -----------  -----------  ----------
Net cash provided by operating activities...................................      27,021        38,926      13,667

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................................     (54,909)     (100,368)    (82,225)
Change in deposits and other assets.........................................         865         1,934      (6,166)
Purchases of investments available-for-sale.................................    (193,915)     (217,794)   (470,085)
Maturities of investments available-for-sale................................     192,032       104,001     239,208
Sales of investments available-for-sale.....................................      30,880       116,571     141,776
                                                                              -----------  -----------  ----------
Net cash used in investing activities.......................................     (25,047)      (95,656)   (177,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (payments) of installment notes payable............................         360          (599)       (450)
Proceeds from issuance of common stock, net.................................      28,368        24,903     174,056
Tax benefit related to stock options........................................      --           --           23,340
                                                                              -----------  -----------  ----------
Net cash provided by financing activities...................................      28,728        24,304     196,946

Effect of foreign exchange rate changes on cash and cash equivalents........          11          (635)       (164)
                                                                              -----------  -----------  ----------
Net increase (decrease) in cash and cash equivalents........................      30,713       (33,061)     32,957
Cash and cash equivalents at beginning of period............................      55,172        88,233      55,276
                                                                              -----------  -----------  ----------
Cash and cash equivalents at end of period..................................   $  85,885   $    55,172  $   88,233
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (refunded), net...........................................   $  --       $    11,741  $    1,241
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Netscape offers software, services, and Website resources to businesses and consumers using the Internet. Netscape was incorporated in Delaware in April 1994. All references to "the Company" and "Netscape" refer to Netscape Communications Corporation and its consolidated subsidiaries.

    ENTERPRISE SOFTWARE AND SERVICES. Netscape is a provider of software and services for businesses that want to transform the way they create and keep customers in the emerging Net Economy. Netscape provides customers with end-to-end electronic commerce ("e-commerce") solutions.

    Netscape develops, markets, sells, and supports a broad suite of enterprise software, which consists of e-commerce infrastructure and e-commerce applications targeted primarily at corporate intranets and extranets, as well as the Internet. Netscape's software allows users to share information, manage networks, and facilitate electronic commerce. The software is based on industry-standard protocols that can be deployed across a variety of operating systems, platforms, and databases and interconnected with traditional client/server applications.

    NETCENTER. Netscape operates Netcenter, a key Web portal where users can quickly and easily find useful information, products, and services. Netcenter also showcases Netscape software, partners' software, and customer solutions. The Netcenter business segment also includes the browser product.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Netscape and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    In February 1998, Netscape announced that its Board of Directors approved a change in Netscape's fiscal year to November 1 through October 31, effective for the ten month period ended October 31, 1998. Netscape previously reported results on a calendar fiscal year model of January 1 through December 31. The Board's action reflects Netscape's increased focus on its Enterprise software and services business and is designed to align Netscape's financial reporting practices with its business strategy by taking into account the seasonal buying patterns of Enterprise customers.

    The following is selected financial data for the ten-month transition period ending October 31, 1998 and the comparable prior year period:

                                                            TEN MONTHS ENDED
                                                              OCTOBER 31,
                                                         ----------------------
                                                           1998        1997
                                                         ---------  -----------
                                                                    (UNAUDITED)
                                                          (IN THOUSANDS EXCEPT
                                                            PER SHARE DATA)
Net revenues...........................................  $ 447,809   $ 425,961
Gross profit...........................................    329,779     338,487
Operating loss.........................................    (66,266)    (39,978)
Income tax provision...................................     --           8,739
Net loss...............................................  $ (51,417)  $ (45,202)
Net loss per share.....................................  $   (0.54)  $   (0.53)

                      NETSCAPE COMMUNICATIONS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATION

    Netscape has reclassified from sales and marketing expenses to cost of service revenues all costs related to worldwide professional services, technical support, and training for prior periods to conform with the current period presentation. Previously, these costs were partly allocated to cost of service revenues based in part upon the relative share of billable activity. The Company believes that this reclassification of costs will more closely align Netscape's financial presentation with industry practices and allow for more comparable financial measurement Netcenter costs, which were previously classified as sales and marketing expenses, have been reclassified to research and development and to cost of service revenues. Netscape has also reclassified to cost of service revenues all manufacturing costs, technical support expenses, and royalty payments related to its non-revenue earning Client software and attributed these costs to the Netcenter segment. Certain other prior year amounts have been reclassified to conform to the 1998 presentation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Beginning in fiscal 1998, Netscape adopted Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-4. The effect of adoption did not have a material impact on Netscape's results of operations.

    Product revenues come from the Enterprise software segment and service revenues come from both the Enterprise software and the Netcenter segments. Enterprise software revenue comes from software licenses and services. Services consist of postcontract customer support ("PCS"), consulting, and, to a lesser extent, training services. Netscape recognizes the revenue allocable to software licenses upon delivery of the software product to the end-user, unless the fee is not fixed or determinable or collectibility is not probable. Netscape considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibitity is not considered probable, revenue is recognized when the fee is collected. Netscape generally recognizes license fees from original equipment manufacturers ("OEMs") and certain other resellers upon delivery of product masters, provided that the license fees are fixed and collectibility does not depend upon resale to the end users; otherwise, Netscape recognizes these license fees upon notification of delivery by the OEM to the end-users.

    PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. PCS Revenue is recognized on a straight-line basis over the period the PCS is provided. Consulting and training service revenue is recognized as the services are provided. In software arrangements that include rights to multiple software products, PCS, and/or other services, Netscape allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

                      NETSCAPE COMMUNICATIONS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Netscape derives its Netcenter revenue from service fees from Netcenter advertising, sponsorship, and other Netcenter services. Netcenter sponsorship revenue primarily includes trademark fees, fees from revenue sharing arrangements, and search and directory services. Netscape recognizes service fees from Netcenter advertising ratably over the term of the contract beginning when the advertising is displayed on Netcenter. Netscape recognizes fees from sponsorship based on actual traffic incurred or contracted minimums, and trademark fees when a license agreement is in effect, the fees are fixed, and collectibility is reasonably assured.

CASH, CASH EQUIVALENTS, SHORT- AND LONG-TERM INVESTMENTS

    Cash and cash equivalents consist of cash on deposit with banks, money market instruments, and certificates of deposits with original maturities of 90 days or less. Short- and long-term investments consist of debt securities with original maturities primarily between 90 days and three years. The debt securities are all classified as available-for-sale. Long-term investments additionally include equity holdings in both public and private technology companies, which have been classified as available-for-sale. Debt securities and unrestricted public equity securities with a readily determinable fair value are stated at fair value, which is determined based upon the quoted market prices of the securities. Other equity securities are stated at the lesser of cost or the net realizable value.

PROPERTY AND EQUIPMENT

    Property and equipment are depreciated using the straight-line method over the estimated useful life of the asset, generally two to five years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

INCOME TAXES

    Netscape accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which uses the liability method to calculate deferred income taxes.

STOCK-BASED COMPENSATION

    As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," Netscape has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" in accounting for stock-based awards to employees. See Note 10.

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

    Netscape sells its products to a large number of customers in diversified industries, primarily in the Americas, which includes Canada and Latin America, Europe and the Asia Pacific region. Netscape

                      NETSCAPE COMMUNICATIONS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Netscape maintains reserves to provide for estimated credit losses. Actual credit losses could differ from such estimates.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of Netscape's wholly-owned foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in a separate component of stockholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations.

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

ADVERTISING EXPENSES

    Netscape expenses advertising costs in the period in which they are incurred. Advertising expenses for 1998, 1997, and 1996, were approximately $16.2 million, $13.3 million, and $5.4 million, respectively.

TRANSACTIONS WITH RELATED PARTIES

    Netscape made loans of approximately $0.4 million, $2.0 million, and $1.3 million to executives and other employees in the ten months ended October 31, 1998, and the years ended December 31, 1997 and 1996, respectively, which are due over periods of two to five years. Approximately $1.1 million was outstanding under these loans at October 31, 1998.

    In July 1996, Netscape committed $4.0 million to the Java Fund, which intends to fund entrepreneurial ventures targeted at new markets created by the Java technology. In the ten months ended October 31, 1998 and the year ended December 31, 1997 approximately $2.3 million and $1.8 million, respectively, was invested in the fund. The fund is managed by a member of the Board of Directors.

PER SHARE AMOUNTS

    Netscape's basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share further includes dilutive (as determined using the treasury stock method) potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and outstanding common shares subject to repurchase.

                      NETSCAPE COMMUNICATIONS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENT PRONOUNCEMENTS

    In March 1998, the Accounting Standards Board issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company plans to adopt the SOP on November 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. Management has not yet determined what the effect of SOP 98-1 will be on the Company's consolidated financial position, results of operations or cash flows.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company has yet to determine its date of adoption. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what the effect of SFAS 133 will be on the Company's consolidated financial position, results of operations or cash flows.

    SOP 98-9, "Modification of SOP 97-2, SOFTWARE REVENUE RECOGNITION, With Respect to Certain Transactions" was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Netscape will comply with the requirements of this SOP as they become effective and this is not expected to have a material effect on Netscape's revenues and earnings.

2. BUSINESS COMBINATIONS

    In April 1996, Netscape completed its business combination with InSoft, Inc. ("InSoft"), a provider of network-based communications and collaborative multimedia software for the enterprise. Netscape exchanged an aggregate of approximately 2.0 million shares of Netscape common stock and options for all of the outstanding capital stock and stock options of InSoft, a privately held company. The business combination was treated as a pooling of interests for accounting purposes, and, accordingly, the historical financial statements of Netscape have been restated as if the transaction occurred at the beginning of the earliest period presented. In connection with the business combination, Netscape incurred direct transaction costs of approximately $5.1 million which consisted of fees for investment banking, legal and accounting services, and other related expenses incurred in conjunction with the business combination. Intercompany transactions between InSoft and Netscape were not material.

    In April 1996, Netscape completed its business combination with Netcode Corporation ("Netcode"), a creator of a Java-based visual interface builder and object toolkit for rapidly developing Java applications.

                      NETSCAPE COMMUNICATIONS CORPORATION

2. BUSINESS COMBINATIONS (CONTINUED)
Netscape exchanged shares of Netscape common stock and options for all of the outstanding capital stock and stock options of Netcode, a privately held company. The business combination was treated as a pooling of interests for accounting purposes. As Netcode's historical results of operations were not material in relation to those of Netscape, the financial information prior to January 1, 1996 has not been restated to reflect the business combination. In connection with the business combination, Netscape incurred direct transaction costs of approximately $300,000 which consisted of fees for legal and accounting services, and other related expenses incurred in conjunction with the business combination. Intercompany transactions between Netcode and Netscape were not material.

    In May 1996, Netscape completed its business combination with Paper Software, Inc. ("Paper"), a provider of distributed three-dimensional graphics and maker of WebFX VRML software. Netscape exchanged shares of Netscape common stock for all of the outstanding capital stock of Paper, a privately held company. The business combination was treated as a pooling of interests for accounting purposes. As Paper's historical results of operations were not material in relation to those of Netscape, the financial information prior to January 1, 1996 has not been restated to reflect the business combination. In connection with the business combination, Netscape incurred direct transaction costs of approximately $700,000 which consisted of fees for legal and accounting services, and other related expenses incurred in conjunction with the business combination. Intercompany transactions between Paper and Netscape were not material.

    In June 1997, Netscape acquired Portola Communications, Inc. ("Portola") and DigitalStyle Corporation ("DigitalStyle"), each a private company. Netscape purchased all of the outstanding capital stock of each of the corporations and assumed all of their outstanding stock options in exchange for an aggregate of approximately 2.0 million shares of Netscape's common stock and options. The acquisitions were accounted for as purchase transactions in the accompanying financial statements. The purchase price for Portola approximated $32.2 million, which primarily consisted of $31.2 million of stock issued and $934,000 of direct acquisition costs. The purchase price for DigitalStyle approximated $26.0 million, which consisted primarily of $22.9 million of stock issued and $2.1 million of direct acquisition costs. The aggregate purchase prices were allocated to the fair value of the assets acquired, the majority of which was purchased in-process research and development ("R&D") of $28.1 million for Portola and $24.5 million for DigitalStyle. At the acquisition date, Portola's primary in-process R&D projects involved work performed in the area of high-performance messaging systems with an IMAP configuration. DigitalStyle's in-process R&D projects primarily involved Web graphics tools and Java-based animation. The total amount after purchased in-process R&D allocated to intangible assets from both acquisitions of $731,000 is being amortized on a straight-line basis over a period of three years from the date of each acquisition.

    In December 1997, Netscape acquired the remaining equity interests of Actra Business Systems LLC ("Actra") in exchange for an aggregate of approximately 1.9 million shares of Netscape common stock, and approximately 637,000 options were granted to Actra employees. The acquisition was accounted for as a purchase transaction. Actra had an aggregate purchase price of approximately $67.8 million, which primarily consisted of $66.1 million of stock and stock options issued and $1.7 million of direct acquisition costs. Additionally, Netscape assumed liabilities totaling $1.1 million. The aggregate purchase price was allocated to the fair value of the assets acquired, the majority of which was purchased in-process research and development of $50.5 million. At the acquisition date, Actra's primary in-process R&D projects involved the design and delivery of next-generation Internet commerce applications. The total amount, after purchased in-process R&D, allocated to the remaining intangible assets was $18.3 million which

                      NETSCAPE COMMUNICATIONS CORPORATION

2. BUSINESS COMBINATIONS (CONTINUED)
includes approximately $13.8 million of goodwill, $2.9 million of purchased software, and $1.6 million of assembled workforce. These intangibles are being amortized on a straight-line basis over a period of three years from the date of acquisition.

    Purchased in-process R&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by Netscape and its competitors, individual product sales cycles, and the estimated life of each product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to complete the technology and maintain the products once they have been introduced into the market and are generating revenue. The amortization tax benefit assumes that the estimated technology value will be amortized for tax purposes over a period of 15 years. The rates utilized to discount projected cash flows were 30% to 40% for in-process technologies and 25% for developed technology and were based primarily on venture capital rates of return and the weighted average cost of capital for Netscape at the time of each acquisition.

    As of the date of each of the acquisitions, Netscape concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software, and internal use. The value of the purchased in-process R&D was expensed at the time of each of the acquisitions. Netscape has completed development of a majority of the acquired in-process R&D and released products related to two of the acquisitions.

    The pro forma results of operations of Netscape for 1997 and 1996, assuming the Portola, DigitalStyle, Actra, and KIVA acquisitions occurred at the beginning of each period presented, excluding the charge for purchased in-process R&D of $103.1 million related to the acquisitions and eliminating all material intercompany transactions, are as follows:

                                                                                   DIGITAL
                                                          NETSCAPE     PORTOLA      STYLE      ACTRA      COMBINED
                                                         ----------  -----------  ---------  ----------  ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Year ended December 31, 1997
  Net revenues.........................................  $  533,851  $   --       $     534  $    4,864  $  539,249
  Net loss.............................................     (12,409)      (1,027)    (1,153)    (11,876)    (26,465)
  Basic net loss per share.............................       (0.14)                                          (0.30)
  Diluted net loss per share...........................       (0.14)                                          (0.30)
Year ended December 31, 1996
  Net revenues.........................................  $  346,294  $   --       $     748  $      367  $  347,409
  Net income(loss).....................................      19,517         (502)    (2,128)     (2,809)     14,078
  Basic net income per share...........................        0.27                                            0.18
  Diluted net income per share.........................        0.21                                            0.15

                      NETSCAPE COMMUNICATIONS CORPORATION

2. BUSINESS COMBINATIONS (CONTINUED)
    The proforma information for Netscape has been restated to include KIVA Software Corporation ("KIVA"). The pro forma information is presented as an illustration only and does not necessarily indicate the operating results that would have occurred had the transactions been completed at the beginning of the period indicated, nor does it necessarily indicate future operating results.

    In December 1997, Netscape completed its business combination with KIVA. Netscape exchanged approximately 6.0 million shares of Netscape common stock, which included approximately 740,000 shares reserved for issuance upon exercise of options granted to KIVA employees, for all of the outstanding capital stock and options of KIVA, a privately held company. The business combination was treated as a pooling of interests for accounting purposes, and accordingly the historical financial statements of Netscape have been restated as if the transaction occurred at the beginning of the earliest period presented. In connection with the business combination, Netscape incurred direct transaction costs of approximately $5.8 million, which consisted primarily of fees for investment banking, legal and accounting services incurred in conjunction with the business combination. Intercompany transactions between KIVA and Netscape were not material. No material adjustments were required to conform the accounting policies of KIVA to Netscape.

    The table below sets forth the combined net revenues, net income (loss), and basic and diluted net income (loss) per share for the periods indicated.

                                                                                             MERGER
                                                                                             RELATED
                                                                    NETSCAPE       KIVA      CHARGES    COMBINED
                                                                   -----------  ----------  ---------  -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 1997
  Net revenues...................................................  $   528,772  $    5,079  $  --      $   533,851
  Net loss.......................................................     (103,437)     (6,211)    (5,848)    (115,496)
  Basic net loss per share.......................................        (1.22)      (4.92)    --            (1.34)
  Diluted net loss per share.....................................        (1.22)      (4.92)    --            (1.34)
Year ended December 31, 1996
  Net revenues...................................................  $   346,195  $       99  $  --      $   346,294
  Net income (loss)..............................................       21,689      (2,172)    --           19,517
  Basic net income (loss) per share..............................         0.31       (0.85)    --             0.27
  Diluted net income (loss) per share............................         0.25       (0.85)    --             0.21

3. RESTRUCTURING CHARGES

    In December 1997 and January 1998, Netscape implemented certain restructuring actions aimed at reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. The restructuring plan resulted from decreased demand for certain Netscape products and Netscape's adoption of a new strategic direction. The restructuring included a reduction in the workforce (approximately 400 employees, or 13% of Netscape's workforce), the closure of certain facilities, the write-off of non-performing operating assets, and third-party royalty payment obligations relating to canceled contracts.

                      NETSCAPE COMMUNICATIONS CORPORATION

3. RESTRUCTURING CHARGES (CONTINUED)
    The following table depicts the movements in accrued restructuring charges and restructuring related asset reserves from December 31, 1996 to October 31, 1998:

                                         BALANCE                 BALANCE
                                        DEC. 31,                DEC. 31,               NON CASH
                                          1996       CHARGES      1997      CHARGES   WRITE-OFFS    PAYMENTS    TRANSFERS
                                       -----------  ----------  ---------  ---------  -----------  ----------  -----------
                                                                         (IN THOUSANDS)
Cost to exit third-party royalty
  arrangements related to
  discontinued projects..............   $  --       $    5,173  $   5,173  $  --       $  (1,630)  $   (3,543)  $  --
Remaining rent payments and leasehold
  improvements on abandoned
  facilities, net of anticipated
  sublease income....................      --            9,000      9,000     --          (6,767)      --          (1,263)
Write-down of abandoned computer
  equipment and other operating
  assets.............................      --            8,827      8,827     --         (10,918)      --           2,091
Severance for involuntary employee
  terminations.......................      --           --         --         12,000      --          (11,172)       (828)
                                            -----   ----------  ---------  ---------  -----------  ----------  -----------
Total................................   $  --       $   23,000  $  23,000  $  12,000   $ (19,315)  $  (14,715)  $  --
                                            -----   ----------  ---------  ---------  -----------  ----------  -----------
                                            -----   ----------  ---------  ---------  -----------  ----------  -----------

                                        BALANCE
                                       OCT. 31,
                                         1998
                                       ---------

Cost to exit third-party royalty
  arrangements related to
  discontinued projects..............  $  --
Remaining rent payments and leasehold
  improvements on abandoned
  facilities, net of anticipated
  sublease income....................        970
Write-down of abandoned computer
  equipment and other operating
  assets.............................     --
Severance for involuntary employee
  terminations.......................     --
                                       ---------
Total................................  $     970
                                       ---------
                                       ---------

    At October 31, 1998, the remaining reserves pertain to one vacant facility that has not been subleased. Netscape anticipates utilizing the remaining reserve balance over the next six to twelve months.

                      NETSCAPE COMMUNICATIONS CORPORATION

4. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented:

                                                                                                 YEAR ENDED
                                                                        TEN MONTHS ENDED        DECEMBER 31,
                                                                           OCTOBER 31,     ----------------------
                                                                              1998            1997        1996
                                                                        -----------------  -----------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:

  Net income (loss)...................................................     $   (51,417)    $  (115,496) $  19,517

Denominator:

  Weighted average common shares outstanding..........................          98,739          93,989     86,548

  Weighted average outstanding common shares subject to repurchase....          (2,746)         (7,931)   (13,606)
                                                                              --------     -----------  ---------

  Denominator for basic net income (loss) per share...................          95,993          86,058     72,942

  Employee stock options and outstanding common shares subject to
    repurchase........................................................         --              --          17,899
                                                                              --------     -----------  ---------

  Denominator for diluted net income (loss) per share-- adjusted
    weighted average shares...........................................          95,993          86,058     90,841
                                                                              --------     -----------  ---------
                                                                              --------     -----------  ---------

  Basic net income (loss) per share...................................     $     (0.54)    $     (1.34) $    0.27
                                                                              --------     -----------  ---------
                                                                              --------     -----------  ---------

  Diluted net income (loss) per share.................................     $     (0.54)    $     (1.34) $    0.21
                                                                              --------     -----------  ---------
                                                                              --------     -----------  ---------

    For additional disclosures regarding the employee stock options and shares subject to repurchase see Note 10.

    Options to purchase 17.6 million and 14.3 million shares of common stock at an average exercise price of $17.41 and $26.85 per share were outstanding at October 31, 1998 and December 31, 1997, respectively, but were not included in the computation of diluted net loss per share for those years because Netscape reported net losses for both periods. At December 31, 1996, options to purchase
4.8 million shares of common stock at an average exercise price of $61.20 per share were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

                      NETSCAPE COMMUNICATIONS CORPORATION

5. CASH AND INVESTMENTS

    The following tables detail Netscape's investments and their contractual maturities:

                                                                                      OCTOBER 31, 1998
                                                                    ----------------------------------------------------
                                                                                    GROSS          GROSS
                                                                    AMORTIZED    UNREALIZED     UNREALIZED    ESTIMATED
                                                                       COST         GAINS         LOSSES      FAIR VALUE
                                                                    ----------  -------------  -------------  ----------
                                                                                       (IN THOUSANDS)
Municipal notes and bonds.........................................  $  154,750    $     583      $     (13)   $  155,320
Market auction preferred stock....................................      38,594       --                 (6)       38,588
Certificates of deposit...........................................       6,657       --             --             6,657
Equity investments................................................      32,315       --             --            32,315
                                                                    ----------        -----            ---    ----------
                                                                    $  232,316    $     583      $     (19)   $  232,880
                                                                    ----------        -----            ---    ----------
                                                                    ----------        -----            ---    ----------
Included in cash and cash equivalents.............................  $   52,112    $       1      $  --        $   52,113
Included in short-term investments................................      91,357          254            (13)       91,598
Included in long-term investments.................................      88,847          328             (6)       89,169
                                                                    ----------        -----            ---    ----------
                                                                    $  232,316    $     583      $     (19)   $  232,880
                                                                    ----------        -----            ---    ----------
                                                                    ----------        -----            ---    ----------
Due within one year...............................................  $  143,469    $     255      $     (13)   $  143,711
Due after one year through five years.............................      88,847          328             (6)       89,169
                                                                    ----------        -----            ---    ----------
                                                                    $  232,316    $     583      $     (19)   $  232,880
                                                                    ----------        -----            ---    ----------
                                                                    ----------        -----            ---    ----------

                                                                                   DECEMBER 31, 1997
                                                                    ------------------------------------------------
                                                                                   GROSS        GROSS
                                                                    AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                                       COST        GAINS       LOSSES     FAIR VALUE
                                                                    ----------  -----------  -----------  ----------
                                                                                     (IN THOUSANDS)
Municipal notes and bonds.........................................  $  168,763   $     205    $    (132)  $  168,836
Market auction preferred stock....................................      14,713          30          (69)      14,674
Certificates of deposit...........................................      10,135      --               (4)      10,131
Equity investments................................................      18,394       5,623       --           24,017
                                                                    ----------  -----------       -----   ----------
                                                                    $  212,005   $   5,858    $    (205)  $  217,658
                                                                    ----------  -----------       -----   ----------
                                                                    ----------  -----------       -----   ----------
Included in cash and cash equivalents.............................  $   11,534   $  --        $  --       $   11,534
Included in short-term investments................................     129,470         161         (205)     129,426
Included in long-term investments.................................      71,001       5,697       --           76,698
                                                                    ----------  -----------       -----   ----------
                                                                    $  212,005   $   5,858    $    (205)  $  217,658
                                                                    ----------  -----------       -----   ----------
                                                                    ----------  -----------       -----   ----------
Due within one year...............................................  $  141,004   $     161    $    (205)  $  140,960
Due after one year through five years.............................      71,001       5,697       --           76,698
                                                                    ----------  -----------       -----   ----------
                                                                    $  212,005   $   5,858    $    (205)  $  217,658
                                                                    ----------  -----------       -----   ----------
                                                                    ----------  -----------       -----   ----------

    Included in available-for-sale equity investments at October 31, 1998, is $16.3 million of fully exercisable warrants to purchase 944,666 shares of Excite, Inc. ("Excite") common stock. The warrants were issued in connection with an April 1998 Netcenter Service Agreement between Netscape and Excite. They were valued by an independent third party utilizing the Black-Scholes model.

                      NETSCAPE COMMUNICATIONS CORPORATION

5. CASH AND INVESTMENTS (CONTINUED)
    The net realized gains and losses on sales of available-for-sale securities included in other income, net were $8.5 million, $1.8 million, and $201,000 in the ten months ended October 31, 1998, and for the years ended December 31, 1997 and December 31, 1996, respectively, primarily due to gains on the sales of certain equity investments. The cost of securities sold is based on the specific identification method.

6. HEDGING OF INTERCOMPANY BALANCES

    In June 1998, Netscape initiated hedging activities to mitigate the impact on intercompany balances of changes in foreign exchange rates. Netscape is using foreign currency forward exchange contracts as a vehicle for hedging these intercompany balances. A foreign currency forward exchange contract obligates Netscape to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates and to make or receive an equivalent U.S. dollar payment equal to the value of such exchange. For these contracts that are designated and effective as hedges, realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured, and terminated contracts) are included in other income, and net discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are also accreted or amortized to other income, over the life of each contract, using the straight-line method. These gains and losses offset gains and losses on intercompany balances, which are also included in other income. The related amounts due to or from counterparties are included in other assets or other liabilities. In general, these foreign currency forward exchange contracts mature in three months or less. At October 31, 1998, Netscape held the following foreign currency forward exchange contracts which mature within three months. The estimated fair value of the contracts is immaterial due to their short-term nature.

                                                              OCTOBER 31,
                                                                 1998
                                                            ---------------
                                                            NOTIONAL AMOUNT
                                                            ---------------
                                                            (IN THOUSANDS)
Foreign Currency Forward Exchange Contracts:
  700,000,000 Japanese Yen................................     $   6,018
  1,300,000 Canadian Dollar...............................           843
                                                                  ------
                                                               $   6,861
                                                                  ------
                                                                  ------

7. COMPREHENSIVE INCOME (LOSS)

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's results of operations or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

                      NETSCAPE COMMUNICATIONS CORPORATION

7. COMPREHENSIVE INCOME (LOSS) (CONTINUED)
    The components of accumulated other comprehensive income (loss), net of related tax, at October 31, 1998 and December 31, 1997 were as follows:

                                                                      OCTOBER 31,   DECEMBER 31,
                                                                         1998           1997
                                                                     -------------  -------------
                                                                            (IN THOUSANDS)
Unrealized gains on available-for-sale investments.................    $     338      $   3,433
Foreign currency translation adjustments...........................         (691)          (702)
                                                                           -----         ------
  Accumulated other comprehensive income (loss)....................    $    (353)     $   2,731
                                                                           -----         ------
                                                                           -----         ------

8. PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consist of the following:

                                                                     OCTOBER 31,  DECEMBER 31,
                                                                        1998          1997
                                                                     -----------  ------------
                                                                          (IN THOUSANDS)
Computers and equipment............................................   $ 143,645    $  125,301
Furniture and fixtures.............................................      30,794        30,233
Leasehold improvements.............................................      69,841        51,646
                                                                     -----------  ------------
                                                                        244,280       207,180
Less accumulated depreciation......................................     (99,394)      (58,681)
Less restructuring-related reserves................................      --           (17,406)
                                                                     -----------  ------------
                                                                      $ 144,886    $  131,093
                                                                     -----------  ------------
                                                                     -----------  ------------

    See Note 3 for further discussion of the restructuring-related reserves.

9. LEASES

    Netscape leases its facilities and certain other equipment under operating lease agreements expiring through 2013. Future minimum payments as of October 31, 1998, excluding the leases canceled under the restructuring (see Note 3), are as follows:

                                                                                (IN THOUSANDS)
Fiscal 1999...................................................................   $     21,570
Fiscal 2000...................................................................         21,055
Fiscal 2001...................................................................         21,982
Fiscal 2002...................................................................         19,502
Fiscal 2003...................................................................         17,612
Fiscal 2004 and thereafter....................................................        141,639
                                                                                --------------
                                                                                 $    243,360
                                                                                --------------
                                                                                --------------

    Rent expense for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 was approximately $17.4 million, $15.0 million, and $6.3 million, respectively.

                      NETSCAPE COMMUNICATIONS CORPORATION

10. STOCKHOLDERS' EQUITY

RESTRICTED STOCK

    In 1995, Netscape granted an option to purchase 8,000,000 shares of common stock outside of the stock plans discussed below. The exercise price was $0.0563 per share. This option was immediately exercisable in its entirety with 4,000,000 shares subject to repurchase at the option of Netscape on the individual's cessation of service prior to vesting in the shares at the original purchase price. The unvested shares vest over a 50-month period. The option was exercised in 1995.

    Netscape issued common stock to employees under restricted stock purchase agreements and immediately exercisable stock option agreements, including agreements which were assumed by Netscape pursuant to acquisitions. The restricted stock issued under all of these arrangements have various vesting schedules, although Netscape's original issue of restricted stock generally vests over a 50-month period. Netscape has the option to repurchase unvested shares on termination of employment for any reason, with or without cause, at the original per share price paid by the employee. At October 31, 1998, 1,623,478 restricted shares were subject to repurchase. Included in this amount are 119,700 shares of restricted stock issued to an executive at $0.0001 per share as discussed in "STOCK PLANS" below. Netscape will recognize approximately $1 million of compensation expense related to a grant of restricted stock to an executive during each of the three fiscal years through October 31, 2001.

STOCK PLANS

    During 1994, Netscape adopted the 1994 Stock Option Plan (the "1994 Plan") under which incentive stock options and nonqualified stock options to purchase common stock could be granted to employees and certain consultants or independent contractors. Under the 1994 Plan, options to purchase common stock could be granted at prices not less than 85% of the fair value on the date of grant (110% of fair value in certain instances), as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to employees under the 1994 Plan are subject to certain repurchase rights by Netscape, at the discretion of Netscape, upon the individual's cessation of service prior to vesting in the shares, at the original purchase price. Generally, these repurchase rights lapse over a 50-month period. The 1994 Stock Option Plan was terminated in August 1995 and no further options were granted thereunder. At October 31, 1998, 1,135,548 shares issued under the 1994 Plan were subject to repurchase.

    In June 1995, Netscape adopted the 1995 Stock Plan (the "1995 Plan") that provides for the granting of incentive stock options and nonqualified stock options, stock purchase rights, and cash and stock bonus awards to employees and consultants. Under the 1995 Plan, the Board of Directors determines the term of each award, the award price, and conditions under which the award becomes exercisable. In the case of incentive stock options the price may not be less than the fair market value at the date of grant, while nonstatutory options may have exercise prices as determined by the Board of Directors. Options granted prior to July 1, 1998 generally vest over 50 months at the rate of 20% of the original grant after ten months and 2% per month thereafter. New hire options granted between July 1, 1998 and October 31, 1999 will generally vest over 36 months at the rate of 27.77% of the original grant after ten months, and 2.77% per month thereafter until fully vested. Options expire no later than ten years from the date of grant.

    In June 1995, Netscape also adopted the 1995 Director Option Plan (the "Director Plan") and reserved 200,000 shares of common stock for issuance under that plan. In May 1998, Netscape's stockholders approved an increase to the Director Plan reserve of an additional 150,000 shares. The

                      NETSCAPE COMMUNICATIONS CORPORATION

10. STOCKHOLDERS' EQUITY (CONTINUED)
Director Plan provides for the granting of nonstatutory stock options to non employee directors of Netscape. Under the Director Plan, upon joining the board, each non-employee director automatically receives an option to purchase 40,000 shares of Netscape's common stock at an exercise price equal to the fair market value on the date of grant. These options vest at a rate of 20% of the original grant after ten months and 2% per month thereafter. On each January 1 thereafter, provided the director has served at least six months, an additional 10,000 nonstatutory stock options will be granted at the fair market value on that date, vesting monthly over a two year period.

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

    Netscape assumed the InSoft 1993 Stock Option Plan which provided for the granting of incentive stock options and nonqualified stock options to certain officers, key employees, consultants and directors of InSoft. The options entitle the holders to purchase shares of common stock within one to ten years from the date of grant at option prices equal to the fair market value as determined by the Board of Directors at the date of grant. A total of 247,851 shares of Netscape's common stock were reserved for issuance on the exercise of options assumed in connection with the business combination with InSoft. This plan was terminated in April 1996, and no further options were granted under it.

    Netscape assumed the Netcode 1996 Stock Option Plan which provided for the granting of incentive and nonqualified options to employees and consultants at prices ranging from 85% to 110% of the fair-market-value as determined by the Board of Directors. A total of 33,882 shares were reserved for issuance on the exercise of options assumed in connection with the business combination with Netcode. The options generally vest over four years from the date of grant. A specific portion of the shares vest immediately, and the remaining shares vest at the rate of 2.1% per month at the end of each month thereafter. This plan was terminated in April 1996 and no further options were granted thereunder.

    Netscape assumed the Portola 1996 Stock Option Plan (the "Portola Plan") and the DigitalStyle 1996 Stock Option Plan (the "DigitalStyle Plan") in June 1997. These plans provide for the grant of incentive stock options and nonqualified stock options to employees and consultants at prices from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to employees under the Portola Plan and DigitalStyle Plan are subject to certain repurchase rights by Netscape, at the discretion of Netscape, upon the individual's cessation of service prior to vesting in the shares, at the original purchase price. Generally, these repurchase rights lapse over a 48-month period. Options generally vest at the rate of 25% of the original grant, after 12 months after the date of grant or employment, and 1/48 per month thereafter. Options expire no later than ten years from the date of grant. A total of 82,972 and 110,876 shares of Netscape common stock have been reserved for issuance on the exercise of options assumed in connection with the acquisition of Portola and DigitalStyle, respectively. The Portola Plan and DigitalStyle Plan were terminated in June 1997 and no further options were granted under the these plans.

                      NETSCAPE COMMUNICATIONS CORPORATION

10. STOCKHOLDERS' EQUITY (CONTINUED)
    In December 1997 Netscape issued 636,835 stock options in connection with the acquisition of Actra Business Systems, LLC ("Actra").

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

    In April 1998, Netscape adopted the 1998 Stock Option Plan (the "1998 Plan") and reserved 4,000,000 shares of common stock for issuance under that plan, which provides for the granting of nonqualified stock options to employees and consultants. Under the 1998 Plan, the Board of Directors determines the term of each award, the award price, and conditions under which the award becomes exercisable. Options granted prior to July 1, 1998 generally vest over 50 months at the rate of 20% of the original grant after ten months and 2% per month thereafter. Options granted between July 1, 1998 and October 31, 1999 will generally vest over 36 months at the rate of 27.77% of the original grant after ten months, and 2.77% per month thereafter until fully vested. Options expire no later than ten years from the date of grant.

    At October 31, 1998, options to purchase 3,915,581 shares were vested and 17,633,727 shares were reserved for issuance on exercise of stock options. A summary of activity under all plans, including options

                      NETSCAPE COMMUNICATIONS CORPORATION

10. STOCKHOLDERS' EQUITY (CONTINUED)
and restricted stock assumed by Netscape as a result of all business combinations (adjusted for the respective merger exchange ratios), is as follows:

                                                                          OPTIONS OUTSTANDING
                                                ------------------------------------------------------------------------
                                                    SHARES                                             WEIGHTED AVERAGE
                                                   AVAILABLE       NUMBER OF       EXERCISE PRICE       EXERCISE PRICE
                                                   FOR GRANT        SHARES            PER SHARE            PER SHARE
                                                ---------------  -------------  ---------------------  -----------------
Balance at December 31, 1995..................       7,220,465       5,962,091  $   0.0563 - $69.7500      $   17.17
Shares reserved...............................          33,882        --                 --                   --
Options granted...............................      (8,536,610)      8,536,610       1.3300 - 82.1200          42.91
Options canceled..............................       4,238,702      (4,238,702)      0.6150 - 82.1200          56.67
Options exercised.............................        --            (1,138,968)      0.0563 - 47.8750           4.69
Plan shares expired...........................        (106,283)       --                 --                   --
                                                ---------------  -------------  ---------------------         ------
Balance at December 31, 1996..................       2,850,156       9,121,031  $   0.0563 - $82.1200      $   25.19
Shares reserved...............................       3,711,284        --                 --                   --
Options granted...............................      (7,225,564)      7,225,564       0.3200 - 55.5000          27.38
Options canceled..............................       1,323,707      (1,323,707)      0.0563 - 82.1200           7.41
Options exercised.............................        --              (758,862)      0.0563 - 35.3570          29.31
Plan shares expired...........................        (184,747)       --                 --                   --
                                                ---------------  -------------  ---------------------         ------
Balance at December 31, 1997..................         474,836      14,264,026  $   0.0563 - $67.6875      $   26.85
Shares reserved...............................       8,069,372        --                 --                   --
Options granted*..............................     (18,044,521)     18,044,521  $    .0001 - $37.0625          18.56
Options canceled*.............................      12,931,127     (12,931,127) $        .11 - $64.25          30.38
Options exercised.............................        --            (1,743,693) $     .0001 - $36.875          10.34
Plan shares expired...........................        (334,007)       --                 --                   --
                                                ---------------  -------------  ---------------------         ------
Balance at October 31, 1998...................       3,096,807      17,633,727  $    .0563 - $67.6875      $   17.41
                                                ---------------  -------------  ---------------------         ------
                                                ---------------  -------------  ---------------------         ------

    The following table summarizes information about stock options and restricted stock outstanding at October 31, 1998:

                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                        ---------------------------------------------  ----------------------
                                       WEIGHTED AVERAGE     WEIGHTED                WEIGHTED
                                           REMAINING        AVERAGE                 AVERAGE
                                       CONTRACTUAL LIFE     EXERCISE                EXERCISE
       EXERCISE            NUMBER           (YEARS)          PRICE       NUMBER      PRICE
----------------------  ------------  -------------------  ----------  ----------  ----------
$     0.0563 - $2.8436       904,631            8.25       $   1.4797     399,405  $   1.1280
$       4.8000             1,150,314            6.69       $   4.8000   1,049,306  $   4.8000
$    6.6300 - $15.7200        95,616            7.63       $  13.8311      44,131  $  12.3259
$      16.8125            10,765,374            8.68       $  16.8125   2,529,956  $  16.8125
$   17.0625 - $20.8750       531,450            9.46       $  19.1400       1,492  $  19.6748
$   21.0000 - $24.7500     2,043,650            9.69       $  22.3792      40,428  $  22.7103
$   25.0625 - $37.0625     2,063,775            9.55       $  28.1551     122,359  $  27.7144
$   37.8750 - $67.6875        78,917            7.95       $  49.4319      54,884  $  54.2250
                        ------------             ---       ----------  ----------  ----------
$    0.0563 - $67.6875    17,633,727            8.76       $  17.4149   4,241,961  $  13.1733
                        ------------             ---       ----------  ----------  ----------
                        ------------             ---       ----------  ----------  ----------

*Includes 8,558,898 shares pertaining to options repriced in January 1998.

                      NETSCAPE COMMUNICATIONS CORPORATION

10. STOCKHOLDERS' EQUITY (CONTINUED)
    At October 31, 1998, and December 31, 1997 and 1996, 1,623,478, 7,015,766
and 12,652,000 shares, respectively, of common stock were subject to repurchase. In the ten months ended October 31, 1998 and the years ended December 31, 1997, and 1996, Netscape repurchased 636,648, 129,360 and 99,120 shares, respectively, of common stock at the original exercise price.

    Netscape recorded deferred compensation of $11.1 million for the difference between the grant price and the deemed fair value of Netscape's common stock for stock options granted in the first six months of 1995. Operating expenses include $1.7 million, $2.5 million, and $2.5 million of non-cash charges associated with the amortization of such deferred compensation for each of the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996, respectively. The remaining deferred compensation of $1.3 million is being amortized to operating expense over the related 50-month vesting period of the shares and will, therefore, continue to adversely affect Netscape's operating results through the third quarter of the 1999 fiscal year. Additionally, Netscape will recognize $1.0 million of compensation expense during each of the three fiscal years ended October 31, 2001 in connection with a grant of restricted common stock made to an executive of Netscape.

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

    In January 1998, the Board of Directors authorized the repricing of options to purchase 8,558,898 shares of common stock effective as of the close of business on January 28, 1998 to the then fair market value of $16.8125 per share. Under the terms of the repricing, the vesting schedule for repriced options was lengthened by six months, but retained the same expiration terms. Additionally, repriced options were locked up from exercise for six months from the date of the repricing, except in cases where employees with repriced options were involuntary terminated other than for cause. The Chief Executive Officer and five executive vice presidents did not participate in the repricing.

EMPLOYEE STOCK PURCHASE PLAN

    In June 1995, Netscape adopted an Employee Stock Purchase Plan ("ESPP") under Section 423 of the Internal Revenue Code and reserved 2,000,000 shares of common stock for issuance under the plan. In May 1998, Netscape's shareholders approved an increase to this reserve of an additional 1,500,000 shares. Additionally, Netscape's Board of Directors in 1998 amended the ESPP to increase the maximum percentage of payroll deductions which any participant may contribute from his or her eligible compensation to 15%; amended the ESPP from a two-year rolling offering period to a six-month fixed offering period effective with the offering period beginning March 1999; amended the limit to the number of shares any employee may purchase in any purchase period to a maximum of 2,000 shares; and changed the offering dates for each purchase period to March 1 and September 1 of each year. Under this plan, qualified employees are entitled to purchase shares at 85% of fair market value. There were 713,453, 509,158, and 276,506 shares issued under the ESPP during the ten months ended October 31, 1998, and the years ended December 31, 1997 and 1996, respectively.

                      NETSCAPE COMMUNICATIONS CORPORATION

10. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK-BASED COMPENSATION

    Under Accounting Principles Board Opinion No. 25 ("APB 25"), Netscape generally recognizes no compensation expense with respect to stock-based awards to employees. Pro forma information regarding net income (loss) and earnings
(loss) per share is required by Statement of Financial Accounting Standard No. 123 ("SFAS 123") for awards granted after December 31, 1994 as if Netscape had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of Netscape's stock-based awards to employees was estimated using a Black-Scholes option pricing model (minimum value model for awards prior to Netscape's initial public offering). The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because Netscape's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of Netscape's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                          OPTIONS AND RESTRICTED STOCK
                                                                                           ESPP
                                       -----------------------------------  -----------------------------------
                                        TEN MONTHS    YEAR ENDED DECEMBER    TEN MONTHS    YEAR ENDED DECEMBER
                                       ENDED OCTOBER          31,           ENDED OCTOBER          31,
                                            31,       --------------------       31,       --------------------
                                           1998         1997       1996         1998         1997       1996
                                       -------------  ---------  ---------  -------------  ---------  ---------
Expected life (year).................          3.6          3.6        3.1          0.5          0.5        0.5
Expected volatility..................         60.0%        55.0%      55.6%        71.0%        74.0%      73.0%
Risk-free interest rate..............          4.7%         5.7%       6.1%         4.6%         5.6%       5.6%

    The weighted-average fair value of stock options and employee stock purchase rights granted during the ten months ended 1998 was $10.62 and $7.78 per share, respectively. The weighted-average fair value of stock options and employee stock purchase rights granted during 1997 was $16.60 and $9.62 per share, respectively. For pro forma purposes, the estimated fair value of Netscape's stock-based awards to employees is generally amortized over the vesting period (for options and restricted stock) and the six-month purchase period (for stock purchases under the ESPP). Netscape's pro forma information is as follows:

                                                        TEN MONTHS
                                                           ENDED     YEAR ENDED DECEMBER 31,
                                                        OCTOBER 31,  ------------------------
                                                           1998         1997         1996
                                                        -----------  -----------  -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss).....................     As reported  $   (51,417) $  (115,496) $    19,517
                                             Pro forma  $  (140,469) $  (187,133) $   (41,262)
Basic income (loss) per share.........     As reported  $     (0.54) $     (1.34) $      0.27
                                             Pro forma  $     (1.47) $     (2.17) $     (0.56)
Diluted income (loss) per share.......     As reported  $     (0.54) $     (1.34) $      0.21
                                             Pro forma  $     (1.47) $     (2.17) $     (0.56)

                      NETSCAPE COMMUNICATIONS CORPORATION

10. STOCKHOLDERS' EQUITY (CONTINUED)
    Because SFAS 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

11. BENEFIT PLAN

    Netscape maintains a 401(k) retirement savings plan (the "Plan") for its full time employees. Each participant in the Plan may elect to contribute from 1% to 15% of his or her annual compensation to the Plan. Netscape, at its discretion, may make contributions to the Plan; however, Netscape has made no contributions through October 31, 1998.

12. INCOME TAXES

    The United States and foreign components of income (loss) before taxes consisted of the following:

                                                           TEN MONTHS         YEAR ENDED
                                                              ENDED          DECEMBER 31,
                                                           OCTOBER 31,  ----------------------
                                                              1998         1997        1996
                                                           -----------  -----------  ---------
                                                                     (IN THOUSANDS)
United States............................................   $ (41,662)  $  (128,529) $  21,034
Foreign..................................................      (9,755)        1,245      6,246
                                                           -----------  -----------  ---------
Income (loss) before income taxes........................   $ (51,417)  $  (127,284) $  27,280
                                                           -----------  -----------  ---------
                                                           -----------  -----------  ---------

    The provision (benefit) for income taxes is as follows:

                                                            TEN MONTHS        YEAR ENDED
                                                               ENDED         DECEMBER 31,
                                                            OCTOBER 31,  ---------------------
                                                               1998         1997       1996
                                                            -----------  ----------  ---------
                                                                      (IN THOUSANDS)
Current:
  Federal.................................................   $  --       $    7,718  $  23,148
  State...................................................      --              873      4,232
  Foreign.................................................       2,479        3,848      4,912
                                                            -----------  ----------  ---------
                                                                 2,479       12,439     32,292

Deferred:
  Federal.................................................      (2,479)     (22,651)   (21,203)
  State...................................................      --           (1,576)    (3,326)
                                                            -----------  ----------  ---------
                                                                (2,479)     (24,227)   (24,529)
                                                            -----------  ----------  ---------
Provision (benefit) for income taxes......................   $  --       $  (11,788) $   7,763
                                                            -----------  ----------  ---------
                                                            -----------  ----------  ---------

    The tax benefits associated with employee stock options provide a deferred tax benefit of $6.8 million and $5.7 million in 1998 and 1997, respectively, and reduce current taxes payable by $23.3 million in 1996.

                      NETSCAPE COMMUNICATIONS CORPORATION

12. INCOME TAXES (CONTINUED)
The deferred tax benefit associated with the employee stock options in 1998 and 1997 has been fully offset by a valuation allowance and will be credited to additional paid-in capital when realized.

    The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the difference are as follows:

                                                             TEN MONTHS
                                                                ENDED      YEAR ENDED DECEMBER
                                                             OCTOBER 31,           31,
                                                             -----------  ---------------------
                                                                1998         1997       1996
                                                             -----------  ----------  ---------
                                                                       (IN THOUSANDS)
Expected tax at federal statutory rate.....................   $ (17,996)  $  (44,549) $   9,548
State taxes, net of federal benefit........................      (1,515)      (2,913)     2,441
Effect of foreign operations...............................       1,611        2,516      2,801
Tax-exempt interest........................................      (1,649)      (2,087)    (1,488)
Merger costs...............................................      --            1,442      2,135
Goodwill amortization......................................       1,345       --         --
Tax credits................................................      (3,082)      (3,105)      (436)
Purchased in-process research and development..............      --           18,406     --
Change in valuation allowance..............................      20,702       17,872     (9,381)
Other......................................................         584          630      2,143
                                                             -----------  ----------  ---------
Provision (benefit) for income taxes.......................      --       $  (11,788) $   7,763
                                                             -----------  ----------  ---------
                                                             -----------  ----------  ---------

                      NETSCAPE COMMUNICATIONS CORPORATION

12. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Netscape's net deferred tax assets are as follows:

                                                                   OCTOBER 31,   DECEMBER 31,
                                                                       1998          1997
                                                                   ------------  ------------
                                                                         (IN THOUSANDS)
Deferred tax assets:
  Deferred revenue...............................................   $   29,162    $   15,592
  Reserves and accrued expenses..................................       11,396        12,721
  Compensation not currently deductible..........................        2,438         2,917
  Restructuring reserves.........................................        1,151         9,044
  Acquired intangibles...........................................       20,271        19,858
  Net operating loss carryforwards...............................       26,708         7,843
  Tax credit carryforwards.......................................        7,803        --
  Other, net.....................................................        3,163         4,018
                                                                   ------------  ------------
Total before valuation allowance.................................      102,092        71,993
Valuation allowance for deferred tax assets......................      (51,090)      (23,594)
                                                                   ------------  ------------
Total deferred tax assets........................................       51,002        48,399
Deferred tax liabilities:
  Unrealized gain on investments.................................          (61)       (2,288)
  Unremitted earnings of foreign subsidiaries....................       (2,763)       (2,639)
                                                                   ------------  ------------
Total deferred tax liabilities...................................       (2,824)       (4,927)
                                                                   ------------  ------------
                                                                    $   48,178    $   43,472
                                                                   ------------  ------------
                                                                   ------------  ------------
Recorded on the balance sheet as:
Current deferred tax asset.......................................   $   39,770    $   37,336
Noncurrent deferred tax asset (included in Other Assets).........        8,408         6,136
                                                                   ------------  ------------
                                                                    $   48,178    $   43,472
                                                                   ------------  ------------
                                                                   ------------  ------------

    Realization of Netscape's net deferred tax assets is dependent on Netscape generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. The valuation allowance increased by $27.0 million in 1998 and $23.6 million in 1997. The valuation allowance at October 31, 1998 includes approximately $12.5 million of tax benefits associated with employee stock options which will be credited to stockholders' equity when realized.

    As of October 31, 1998, Netscape had federal net operating loss carryforwards of approximately $52.8 million that will expire between 2008 and 2018 and may be subject to certain restrictions on their utilization. There are also foreign loss carryforwards of approximately $18.6 million which have various expiration dates.

                      NETSCAPE COMMUNICATIONS CORPORATION

13. JOINT VENTURES AND EQUITY INVESTMENTS

    Equity investments in which Netscape has a 20% to 50% interest or otherwise has the ability to exercise significant influence are accounted for under the equity method of accounting. Equity investments in which Netscape has a less than 20% interest, including Network Computer, Inc., ("NCI") and Novonyx, Inc., ("Novonyx"), are carried at cost or estimated realizable value, if less.

    In June 1997, Netscape completed the formation of a joint venture, Novonyx, with Novell, Inc. ("Novell"). Novell and Netscape will collaborate to integrate certain products and services for networked enterprise customers building intranet and extranet applications. Netscape acquired for cash a minority interest in the outstanding capital stock of Novonyx.

    In August 1997, Netscape completed the merger of Navio Communications, Inc., a joint venture of Netscape, with and into NCI, a wholly-owned subsidiary of Oracle Corporation ("Oracle"). The surviving company, NCI, creates software for open standards-based network computers and other Internet appliances that will be used in homes, businesses, and schools. Oracle retains majority ownership in NCI and Netscape retains a minority equity interest in NCI.

    The balance of investments in joint ventures at October 31, 1998 was immaterial.

14. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

    On October 31, 1998 Netscape adopted Statement of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments. The adoption of SFAS 131 did not have a material effect on Netscape's primary consolidated financial statements but did affect Netscape's segment information disclosures.

SEGMENT INFORMATION

    Product revenues are derived from the Enterprise software segment and service revenues are derived from both the Enterprise software and the Netcenter segments. Netscape derives its Enterprise software revenue from product licensing fees, technical support, consulting, and, to a lesser extent, training services. Enterprise product licensing fees are primarily from the sale of software licenses and the rights to updates. Netscape derives its Netcenter revenue from service fees for Netcenter advertising, sponsorship, and other Netcenter services. Netcenter sponsorship revenue primarily includes trademark fees, fees from revenue sharing arrangements, and search and directory services

    Upon adoption of SFAS 131, Netscape began to present segment financial information for its two reportable operating segments: Enterprise software and Netcenter. The Enterprise software segment encompasses Netscape's full line of Enterprise software solutions and professional services for the intranet and extranet. The Netcenter segment encompasses Netscape's Internet portal and client business that helps companies build, buy, or outsource Internet applications. These segments were identified based on the different nature of the products and, in general, the type of customers for those products.

    Netscape's Chief Operating Decision Maker ("CODM"), James L. Barksdale, President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that depreciation and amortization are allocated to each segment from functional department totals based on certain assumptions which include, among other

                      NETSCAPE COMMUNICATIONS CORPORATION

14. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION (CONTINUED) things, revenues and headcount measures. Also, Netscape's CODM does not view segment results below operating profit (loss), therefore, net interest income, other income, equity in net losses of joint ventures, and the provision for income taxes are not broken out by segment below.

    Netscape does not account for nor report to the CODM its assets or capital expenditures by segment. The segments comprising Netscape's operations, as described previously, are not considered capital-intensive and, thus, asset information is not considered meaningful on a segment basis.

    A summary of the segment financial information reported to the CODM is as follows:

                                                 TEN MONTHS ENDED OCTOBER 31, 1998
                                       -----------------------------------------------------
                                                                             CONSOLIDATED
                                       ENTERPRISE  NETCENTER   ALL OTHER         TOTAL
                                       ----------  ----------  ----------  -----------------
                                                          (IN THOUSANDS)
Product revenues.....................  $  261,457  $   --      $   --         $   261,457
Service revenues.....................      65,947     120,405      --             186,352
                                       ----------  ----------  ----------        --------
Total revenues.......................  $  327,404  $  120,405  $   --         $   447,809
Depreciation and amortization
  expense............................  $   27,329  $   13,790  $   --         $    41,119
Operating loss.......................  $  (38,429) $  (10,750) $  (17,087 (1)    $   (66,266)

------------------------

(1) Includes approximately $12.0 million of restructuring charges and $5.1 million of goodwill amortization not considered directly related to either segment.

                                                    YEAR ENDED DECEMBER 31, 1997
                                       ------------------------------------------------------
                                                                              CONSOLIDATED
                                       ENTERPRISE  NETCENTER    ALL OTHER         TOTAL
                                       ----------  ----------  -----------  -----------------
                                                           (IN THOUSANDS)
Product revenues.....................     383,951  $   --      $   --          $   383,951
Service revenues.....................      54,552      95,348      --              149,900
                                       ----------  ----------  -----------  -----------------
Total revenues.......................  $  438,503  $   95,348  $   --          $   533,851
Depreciation and amortization
  expense............................  $   30,238  $    8,443  $   --          $    38,681
Operating income (loss)..............  $   11,051  $  (11,382) $  (131,936 (2)    $  (132,267)

------------------------

(2) Includes approximately $103.1 million, $5.8 million and $23.0 million of purchased in-process research and development, merger and restructuring charges, respectively, not considered directly related to either segment.

                      NETSCAPE COMMUNICATIONS CORPORATION

14. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION (CONTINUED)

                                                     YEAR ENDED DECEMBER 31, 1996
                                         -----------------------------------------------------
                                                                               CONSOLIDATED
                                         ENTERPRISE  NETCENTER   ALL OTHER         TOTAL
                                         ----------  ----------  ----------  -----------------
                                                            (IN THOUSANDS)
Product revenues.......................  $  291,183  $   --      $   --             291,183
Service revenues.......................      31,831      23,280      --              55,111
                                         ----------  ----------  ----------        --------
Total revenues.........................  $  323,014  $   23,280  $   --         $   346,294
Depreciation and amortization
  expense..............................  $   13,393  $    2,976  $   --         $    16,369
Operating income (loss)................  $   61,729  $  (34,891) $   (6,350 (3)    $    20,488

------------------------

(3) Includes approximately $6.1 million of merger and property rights charges not considered directly related to either segment.

                      NETSCAPE COMMUNICATIONS CORPORATION

14. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION (CONTINUED)
GEOGRAPHIC INFORMATION

    Revenues are attributed to specific geographical areas based on origin of order generation. Transfers between geographic areas are accounted for at prices that are representative of unaffiliated party transactions and consistent with the rules and regulations of governing tax authorities.

    Netscape operates in three main geographic areas as follows:

                                                                TEN MONTHS ENDED OCTOBER 31,1998
                                               ------------------------------------------------------------------
                                                                       ASIA PACIFIC
                                                  U.S.      EUROPE          AND        ELIMINATIONS  CONSOLIDATED
                                               ----------  ---------  ---------------  ------------  ------------
                                                                         (IN THOUSANDS)
Sales to unaffiliated customers..............  $  399,922  $  43,506     $   4,381      $   --        $  447,809
Transfers between geographic areas...........      10,240     --             9,729         (19,969)       --
                                               ----------  ---------       -------     ------------  ------------
Total revenues...............................  $  410,162  $  43,506     $  14,110      $  (19,969)   $  447,809
Operating loss...............................  $  (55,431) $  (9,426)    $  (1,409)     $   --        $  (66,266)
Long-lived assets............................  $  153,283  $   6,017     $   3,276      $   --        $  162,576

                                                                  YEAR ENDED DECEMBER 31,1997
                                              -------------------------------------------------------------------
                                                                       ASIA PACIFIC
                                                 U.S.       EUROPE          AND        ELIMINATIONS  CONSOLIDATED
                                              -----------  ---------  ---------------  ------------  ------------
                                                                        (IN THOUSANDS)
Sales to unaffiliated customers.............  $   452,665  $  59,485     $  21,701      $   --        $  533,851
Transfers between geographic areas..........       17,632     28,839        13,332         (59,803)       --
                                              -----------  ---------       -------     ------------  ------------
Total revenues..............................  $   470,297  $  88,324     $  35,033      $  (59,803)   $  533,851
Operating income (loss).....................  $  (134,533) $    (750)    $   2,939      $       77    $ (132,267)
Long-lived assets...........................  $   147,557  $   4,145     $   3,198      $   --        $  154,900

                                                                  YEAR ENDED DECEMBER 31,1996
                                              -------------------------------------------------------------------
                                                                       ASIA PACIFIC
                                                 U.S.       EUROPE          AND        ELIMINATIONS  CONSOLIDATED
                                              -----------  ---------  ---------------  ------------  ------------
                                                                        (IN THOUSANDS)
Sales to unaffiliated customers.............  $   291,579  $  30,367     $  24,348      $   --        $  346,294
Transfers between geographic areas..........       17,952      1,007           341         (19,300)       --
                                              -----------  ---------       -------     ------------  ------------
Total revenues..............................  $   309,531  $  31,374     $  24,689      $  (19,300)   $  346,294
Operating income............................  $    14,285  $   1,665     $   4,817      $     (279)   $   20,488
Long-lived assets...........................  $    91,930  $   2,451     $     914      $   --        $   95,295

CUSTOMER INFORMATION

    For the ten months ended October 31, 1998, and the years ended December 31, 1997, and December 31, 1996, no single customer accounted for 10% or more of total revenues.

15. LEGAL PROCEEDINGS

    Netscape is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Netscape has also learned of several suits related to its proposed merger with America Online (see
Note 16). Netscape believes these suits lack merit, and it intends to defend against them vigorously. While the outcome of these claims cannot be predicted with certainty,

                      NETSCAPE COMMUNICATIONS CORPORATION

15. LEGAL PROCEEDINGS (CONTINUED)
Netscape does not believe that the outcome of any of these legal matters will have a material adverse effect on Netscape's business, consolidated operating results, or consolidated financial position. However, an unfavorable resolution of these matters could materially affect Netscape's future results of operations or cash flows in a particular period.

16. SUBSEQUENT EVENTS (UNAUDITED)

    In November 1998, America Online, Inc. ("AOL") signed an agreement to acquire Netscape in a transaction designed to extend America Online's leadership in interactive services. The stock-for-stock pooling of interests transaction, in which stockholders of Netscape will receive 0.45 shares of AOL common stock for each share of Netscape common stock, is expected to close in the Spring of 1999, subject to various conditions, including customary regulatory approvals and approval by Netscape's stockholders. If the merger is not completed for any reason, Netscape may be subject to the following contingencies:

    - Netscape may be required to pay AOL a termination fee of $100 million

    - the option for 19,887,317 shares of Netscape common stock with an exercise price of $33.94 per share Netscape granted to AOL in November, 1998 may become exercisable

    In November 1998, Netscape adopted a Preferred Shares Purchase Rights Plan. The Plan provides for the distribution of a preferred stock purchase right as a dividend for each share of the Company's common stock held of record at the close of business on December 11, 1998. The rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group other than AOL of 15% or more of the common stock, the rights permit the holders (other than the 15% holder) to purchase Netscape common stock at a 50% discount from the market price at that time, upon payment of an exercise price of $225.00 per right. Before the acquiror acquires 50% of Netscape stock, a majority of the Netscape Board of Directors may exchange the rights (other than the acquiror's rights), in whole or in part, for shares of Netscape common stock at an exchange ratio of one right per share of common stock. In addition, in the event of certain business combinations other than the AOL merger, the rights permit the purchase of the common stock of the acquirer at a 50% discount from the market price at that time. Under certain conditions, the rights may be redeemed by the Company's Board of Directors in whole, but not in part, at a price of $0.001 per right. The rights have no voting privileges and are attached to and automatically trade with the common stock. The rights expire on the earlier of November 23, 2008, the exchange or redemption of the rights, or the effectiveness of the AOL merger.

    In November 1998, Netscape signed an agreement to acquire AtWeb Inc. ("AtWeb"), an online web site service company. In December 1998, the transaction closed, and Netscape purchased all of the outstanding capital stock of AtWeb and assumed all of AtWeb's outstanding stock options in exchange for 2,685,970 shares of Netscape common stock and 677,801 options. The AtWeb acquisition will be accounted for as a pooling of interests. Netscape's financial results will not be restated as the effect of the AtWeb acquisition is not considered to be material to Netscape's financial condition and results of operations.

    During November 1998 through January 1999, Netscape partially exercised the Excite warrants and sold 498,079 shares of Excite common stock for a net gain of $22.4 million.

    QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL INFORMATION


                                                                  ONE MONTH
                                       QUARTER ENDED                ENDED                     QUARTER ENDED
                             ----------------------------------  -----------  ----------------------------------------------
                              OCT. 31     JUL. 31     APR. 30      JAN. 31     DEC. 31     SEP. 30     JUN. 30     MAR. 31
                                1998        1998        1998        1998         1997        1997        1997        1997
                             ----------  ----------  ----------  -----------  ----------  ----------  ----------  ----------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                       (UNAUDITED)
Total revenues.............  $  162,025  $  150,234  $  127,230   $   8,320   $  125,280  $  152,068  $  135,970  $  120,533
Gross profit (loss)........     121,363     114,297      96,186      (2,067)      89,573     121,062     111,051      98,468
Purchased in-process
  research and
  development..............      --          --          --          --           50,500      --          52,587      --
Merger-related charges.....      --          --          --          --            5,848      --          --          --
Income (loss) before income
  taxes....................       2,672          88           8     (54,185)    (113,754)     15,702     (40,455)     11,222
Net income (loss)..........       2,672          88           8     (54,185)     (88,330)     10,223     (44,697)      7,308
Basic net income (loss) per
  share....................  $     0.03  $     0.00  $     0.00   $   (0.58)  $    (0.98) $     0.12  $    (0.53) $     0.09
Diluted net income (loss)
  per share................  $     0.03  $     0.00  $     0.00   $   (0.58)  $    (0.98) $     0.10  $    (0.53) $     0.08


------------------------

(1) The fourth quarter of 1997 loss before income taxes, net loss, basic and diluted net loss per share each include $56.3 million of purchased in-process research and development and merger related charges, and $23.0 million of restructuring charges. Excluding these charges, the net loss was $20.8 million and diluted net loss per share was $0.23.

(2) The second quarter of 1997 loss before income taxes, net loss, basic and diluted net loss per share each include $52.6 million of purchased in-process research and development. Excluding this charge, net income was $7.9 million, and diluted net income per share was $0.08.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of January 1999.

                                NETSCAPE COMMUNICATIONS CORPORATION

                                By:            /s/ PETER L.S. CURRIE
                                     -----------------------------------------
                                                 Peter L.S. Currie,
                                         EXECUTIVE VICE PRESIDENT AND CHIEF
                                               ADMINISTRATIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Barksdale, Roberta R Katz, and Peter L.S. Currie jointly and severally, as such person's attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Transition Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on January 27, 1999 on behalf of the Registrant and in the capacities indicated:

          SIGNATURES                      TITLE
------------------------------  --------------------------

                                President, Chief Executive
    /s/ JAMES L. BARKSDALE        Officer (PRINCIPAL
------------------------------    EXECUTIVE OFFICER) and
      James L. Barksdale          Director

                                Executive Vice President
    /s/ PETER L.S. CURRIE         and Chief Administrative
------------------------------    Officer (PRINCIPAL
      Peter L.S. Currie           FINANCIAL OFFICER)

                                Senior Vice President and
     /s/ NOREEN G. BERGIN         Corporate Controller
------------------------------    (PRINCIPAL ACCOUNTING
       Noreen G. Bergin           OFFICER)

      /s/ JAMES H. CLARK
------------------------------  Chairman of the Board of
        James H. Clark            Directors

    /s/ MARC L. ANDREESSEN
------------------------------  Executive Vice President,
      Marc L. Andreessen          Products and Director

     /s/ ERIC A. BENHAMOU
------------------------------  Director
       Eric A. Benhamou

      /s/ L. JOHN DOERR
------------------------------  Director
        L. John Doerr

   /s/ WILLIAM V. CAMPBELL
------------------------------  Director
     William V. Campbell

                      NETSCAPE COMMUNICATIONS CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                       TEN MONTHS ENDED OCTOBER 31, 1998,
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                       BALANCE AT
                                                        BEGINNING    COSTS AND                         BALANCE AT
CLASSIFICATION                                          OF PERIOD    EXPENSES    DEDUCTIONS/WRITE-OFFS END OF PERIOD
-----------------------------------------------------  -----------  -----------  -------------------  -------------
Ten months ended October 31, 1998
  Allowance for doubtful accounts....................   $   8,335    $   2,506        $  (4,423)        $   6,418

Year ended December 31, 1997
  Allowance for doubtful accounts....................   $   4,896    $   7,858        $  (4,419)        $   8,335

Year ended December 31, 1996
  Allowance for doubtful accounts....................   $     667    $   4,376        $    (147)        $   4,896

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                                              EXHIBIT DESCRIPTION
----------  --------------------------------------------------------------------------------------------------------
     2.1    Agreement and Plan of Merger dated as of November 23, 1998 by and among Registrant, Apollo Acquisition
              Corporation, and AOL.

     2.2    Agreement and Plan of Reorganization dated as of November 10, 1998, as amended by Amendment No. 1 to the
              Agreement and Plan of Reorganization dated as of December 4, 1998, by and among Registrant, Fifi
              Acquisition Corporation, and AtWeb (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 2.1 TO THE
              REGISTRANT'S FORM 8-K DATED JANUARY 8, 1999).

     2.3    Agreement and Plan of Merger dated December 31, 1998, by and between AtWeb and Fifi (WHICH IS
              INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 2.2 TO THE REGISTRANT'S FORM 8-K DATED JANUARY 8, 1999).

     3.1    Restated Certificate of Incorporation, as amended through January 23, 1996 (WHICH IS INCORPORATED HEREIN
              BY REFERENCE TO EXHIBIT 3.(I) TO THE REGISTRANT'S 1995 10-K).

     3.2    Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred
              Stock of Registrant, filed December 1, 1998 (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT A
              CONTAINED IN EXHIBIT 4.1 TO THE REGISTRANT'S 8-K DATED DECEMBER 7, 1998).

     3.3    Amended and Restated Bylaws of Registrant, as amended through January 24, 1997 (WHICH IS INCORPORATED
              HEREIN BY REFERENCE TO EXHIBIT 3.(II) TO THE REGISTRANT'S 1996 10-K).

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

     4.3    Preferred Shares Rights Agreement dated November 23, 1998 (WHICH IS INCORPORATED HEREIN BY REFERENCE TO
              EXHIBIT 4.1 TO THE REGISTRANT'S 8-K DATED DECEMBER 7, 1998).

     9.1    Voting Agreement by and between AOL and the parties identified on Schedule A thereto (the
              "Stockholders").

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

    10.3*   1995 Stock Plan and related agreements (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 4.5 TO THE
              REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8 DATED DECEMBER 10, 1998).

    10.4*   1995 Employee Stock Purchase Plan and related agreements (WHICH IS INCORPORATED HEREIN BY REFERENCE TO
              EXHIBIT 4.4 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8 DATED JUNE 4, 1998).

    10.5*   1995 Director Option Plan and related agreements (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT
              4.5 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8 DATED JUNE 4, 1998).

    10.6*   1998 Stock Option Plan (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 4.6 TO THE REGISTRANT'S
              REGISTRATION STATEMENT ON FORM S-8 DATED JUNE 4, 1998).

    10.7*   AtWeb, Inc. 1997 Stock Plan.

 EXHIBIT
  NUMBER                                              EXHIBIT DESCRIPTION
----------  --------------------------------------------------------------------------------------------------------
    10.8*   Collabra Software, Inc. 1993 Incentive Stock Plan (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT
              4.3 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO. 33-99198).

    10.9*   InSoft, Inc. 1993 Stock Option Plan (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 4.3 TO THE
              REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO. 333-4222).

    10.10*  Netcode Corporation 1996 Stock Plan (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 4.3 TO THE
              REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO. 333-4478).

    10.11*  DigitalStyle Corporation 1995 Stock Option/Stock Issuance Plan (WHICH IS INCORPORATED HEREIN BY
              REFERENCE TO EXHIBIT 4.4 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO.
              333-29931).

    10.12*  Portola Communications, Inc. 1996 Stock Option Plan (WHICH IS INCORPORATED HEREIN BY REFERENCE TO
              EXHIBIT 4.8 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO. 333-29931).

    10.13*  KIVA Software Corporation 1995 Stock Option Plan (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT
              4.4 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8, REGISTRATION NO. 333-44135).

    10.14*  Employment Agreement between Registrant and James L. Barksdale dated January 4, 1995 (WHICH IS
              INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.7 TO THE REGISTRANT'S 1995 S-1).

    10.15*  Employment Agreement between Registrant and Roberta R. Katz dated April 4, 1995, as amended January 23,
              1997.

    10.16*  Employment Agreement between Registrant and Noreen G. Bergin dated October 13, 1995, as amended January
              23, 1997.

    10.17+  License and Series A Stock Purchase Agreement between Registrant and RSA Data Security, Inc. dated
              August 19, 1994 (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.9 TO THE REGISTRANT'S 1995
              S-1).

    10.18   Lease between Registrant and Ellis-Middlefield Business Park dated October 14, 1994 (WHICH IS
              INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.11 TO THE REGISTRANT'S 1995 S-1).

    10.19   Lease between Registrant and Ellis-Middlefield Business Park dated April 28, 1995 (WHICH IS INCORPORATED
              HEREIN BY REFERENCE TO EXHIBIT 10.12 TO THE REGISTRANT'S 1995 S-1).

    10.20   Lease between Registrant and Sobrato Development Companies dated August 1995 (WHICH IS INCORPORATED
              HEREIN BY REFERENCE TO EXHIBIT 10.14 TO THE REGISTRANT'S 1995 10-K).

    10.21   Lease between Registrant and Renault & Handley Employees Investment Co. dated December 12, 1995 (WHICH
              IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.15 TO THE REGISTRANT'S 1995 10-K).

    10.22   Lease between Registrant and 464 Ellis Street Associates, L.P. dated January 23, 1997 (includes Phase I and Phase II) (WHICH IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.17 TO THE REGISTRANT'S 1996
              10-K).

    21.1    Subsidiaries of the Registrant.

    23.1    Consent of Ernst & Young LLP, Independent Auditors.

    24.1    Powers of Attorney (included as part of the signature page of this transition report).

    27.1    Financial Data Schedule for the transition period ended October 31, 1998.

------------------------

+ Confidential treatment has been previously granted for certain portions of these exhibits.

*   Indicates management compensatory plan, contract or arrangement.