Form 10-K/A
period 1997-12-31
NETSCAPE COMMUNICATIONS CORP
filed 1999-02-17
CIK 944458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 29, 1998 are incorporated by reference in Part III of this Form 10-K/A to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Netscape's annual report on Form 10-K for the fiscal year ended December 31, 1997, unintentionally omitted the signature on the page entitled "REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS." A signed copy of such report is set forth on the following page.

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