Form 10-K/A
period 1998-10-31
NETSCAPE COMMUNICATIONS CORP
filed 1999-02-17
CIK 944458

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /


    As of January 12, 1999, there were 103,799,644 shares of the Registrant's common stock outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on January 12, 1999) was approximately $5,289,922,802. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      NETSCAPE COMMUNICATIONS CORPORATION


        TRANSITION REPORT ON FORM 10-K/A FOR THE TRANSITION PERIOD FROM
                      JANUARY 1, 1998 TO OCTOBER 31, 1998


                               TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                -----
PART I.
Item 1.      Business......................................................................................           3
             Factors Affecting Netscape's Finances and Business Prospects..................................          18
             Enterprise Segment............................................................................          26
             Netcenter Segment.............................................................................          30
Item 2.      Properties....................................................................................          35
Item 3.      Legal Proceedings.............................................................................          35
Item 4.      Submission of Matters to a Vote of Security Holders...........................................          35

PART II.
Item 5.      Market for Netscape's Common Equity and Related Stockholder Matters...........................          36
Item 6.      Selected Financial Data.......................................................................          37
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........          38
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....................................          63
Item 8.      Financial Statements and Supplementary Data...................................................          65
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          65

PART III.
Item 10.     Netscape's Directors and Executive Officers...................................................          66
             Compliance with 16(a) of the Exchange Act.....................................................          68
Item 11.     Executive Compensation........................................................................          69
Item 12.     Security Ownership of Certain Beneficial Owners and Management................................          73
Item 13.     Certain Relationships and Related Transactions................................................          75
             Transactions with Management..................................................................          76

PART IV.
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................          77
             Signatures....................................................................................         113

                                     PART I


    OUR TRANSITION REPORT ON FORM 10-K/A ("10-K/A") CONTAINS FORWARD-LOOKING STATEMENTS MADE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES-- SUCH AS THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS AFFECTING NETSCAPE'S FINANCES AND BUSINESS PROSPECTS" BELOW--THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR OPINION AS OF THE DATE OF THIS 10-K/A. WE DO NOT ASSUME ANY OBLIGATION TO REVISE FORWARD-LOOKING STATEMENTS. YOU SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.


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


    Competition in the e-commerce application market is also intense. The Netscape CommerceXpert family of products facilitates the creation and maintenance of Websites for online commerce. Companies currently offering products that compete with the Netscape CommerceXpert family of products include IBM, Oracle, General Electric Information Systems, Microsoft, enterprise resource planning vendors (such as PeopleSoft, Inc. and SAP AG), Open Market, Inc., Ariba Technologies, CommerceOne, Sterling Commerce, Inc., BroadVision, Inc., and a wide variety of smaller competitors. Companies offering e-commerce application software that can be bundled with operating systems or other software or hardware are particularly formidable in this market. In particular, IBM is investing heavily in marketing, research, and development for e-commerce applications. IBM has a large customer base using legacy systems and will likely be willing to provide e-commerce application software to large customers at nearly no charge as a way to win hardware and services business. Competition in this market could impair our finances and business prospects.


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


    We compete with other companies operating "portals," websites that serve as a consumer's gateway to the Internet. Portals aggregate high, recurring amounts of Internet traffic by offering a broad array of products and services, such as online search and navigation, information, and community and personalization services. See "--Netcenter Services." Companies currently offering competitive portal sites include Yahoo! Inc., Excite, Microsoft, AOL, Lycos, Infoseek, and CNET, Inc. ("CNET"), among others. As we expand the scope of our Internet services, we will compete directly with a greater number of Internet sites and other media companies across a wide range of different online services.


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

                          FACTORS AFFECTING NETSCAPE'S
                        FINANCES AND BUSINESS PROSPECTS


    IN ADDITION TO OTHER INFORMATION IN THIS 10-K/A, INVESTORS EVALUATING US AND OUR BUSINESS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS FOR OUR COMPANY AS A WHOLE AND FOR THE ENTERPRISE SOFTWARE AND NETCENTER BUSINESS SEGMENTS. THESE RISKS MAY IMPAIR OUR FINANCES AND BUSINESS PROSPECTS. THE RISKS SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-K/A COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.


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

ANTI-TAKEOVER DEFENSE PROVISIONS


    In November 1998, we entered into a Preferred Shares Rights Plan. See Item 5(c) of this 10-K/A. The Plan has the anti-takeover effect of causing substantial dilution to a person or group (other than AOL) that attempts to acquire us on terms not approved by our board of directors. These anti-takeover provisions could limit the price that certain investors might be willing to pay in the future for shares of Netscape common stock.


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

------------------------


(1) The first quarter of 1998 is represented by January 1998 because we did not have a full fiscal first quarter in 1998 due to our change in fiscal year end (see ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- Change in Year End).


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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                 YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
                                           TEN MONTHS
                                            ENDED OCT
                                            31, 1998      1997
                                           -----------  ---------
                                           (RESTATED)   (RESTATED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues...........................   $ 447,809   $ 533,851  $ 346,294  $  85,387  $   4,138
Operating income (loss)..................     (74,936)    (55,730)    20,488    (10,709)   (14,067)
Net income (loss)........................     (60,087)    (38,959)    19,517     (6,613)   (13,830)
Basic net income (loss) per share........       (0.63)      (0.45)      0.27      (0.16)     (2.84)
Diluted net income (loss) per share......       (0.63)      (0.45)      0.21      (0.16)     (2.84)
Total assets.............................     737,615     712,271    541,325    231,154     16,996
Short-term debt..........................         690         535        733      1,326        725
Long-term debt...........................         420         215        616      1,198        725
Stockholders' equity.....................     475,442     508,506    394,222    177,387      8,161


------------------------

(1) No dividends have been declared or paid on the common stock of Netscape.


(2) The 1997 operating loss, net loss, and basic and diluted net loss per share include $29.1 million of purchased in-process research and development and merger related charges, $23.0 million of restructuring charges and $3.3 million of goodwill amortization. Excluding these charges, net of tax effect, Netscape would have reported net income of $3.9 million, and basic and diluted net income per share of $0.05 and $0.04, respectively.



(3) The 1998 operating loss, net loss, and basic and diluted net loss per share include $12.0 million of restructuring charges and $11.2 million of goodwill amortization. Excluding these charges, Netscape would have a reported net loss of $(36.9) million and basic and diluted net loss per share of $(0.38).



(4) Subsequent to the Securities and Exchange Commission's letter to the American Institute of Certified Public Accountants ("AICPA") dated September 9, 1998, regarding its views on in-process research and development, ("IPR&D"), the Company re-evaluated the amounts of its IPR&D charges arising from the acquisitions of DigitalStyle Corporation ("DigitalStyle"), Portola Communications, Inc. ("Portola"), and Actra Business Systems, LLC ("Actra"), revised the related purchase price allocations and restated its financial statements. Amounts for the ten months ended October 31, 1998 and the year ended December 31, 1997, have been restated to adjust the allocations of the purchase prices of these business combinations. The adjustment had the effect of increasing the net loss and diluted net loss per share by $8.7 million and $0.09, respectively, for the ten months ended October 31, 1998, and decreasing the net loss and diluted net loss per share by $76.5 million and $0.89, respectively, for the year ended December 31, 1997.

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


RESTATEMENT OF FINANCIAL STATEMENTS



    In June 1997, Netscape acquired DigitalStyle Corporation ("DigitalStyle"), a web graphics tools vendor, and Portola Communications, Inc. ("Portola"), a developer of high performance messaging systems. In December 1997, Netscape acquired the remaining equity interests of Actra Business Systems, LLC ("Actra"), a developer of commerce applications for conducting business-to-business and business-to-consumer commerce on the internet. The acquisitions were accounted for as business combinations using the purchase method of accounting. In accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations", the cost of the acquisitions were allocated to the assets acquired and the liabilities assumed (including in-process research and development) based on their estimated fair values using valuation methods believed to be appropriate at the time. The estimated fair value of the in-process research and development ("IPR&D"), of $24.5 million and $28.1 million for DigitalStyle and Portola, respectively, was expensed in the quarter ended June 30, 1997 and the estimated fair value of the IPR&D of $50.5 million for Actra was expensed in the quarter ended December 31, 1997 (the periods in which the acquisitions were consummated) in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method". Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on IPR&D, the Company has re-evaluated its IPR&D charges on these acquisitions, revised the purchase price allocations, principally to reflect the stage of completion of IPR&D projects and restated its financial statements. As a result, Netscape has made an adjustment to decrease the amounts previously expensed as IPR&D in fiscal 1997 by $79.8 million and increased goodwill and intangible assets by the same amount.

    The effect of these adjustments on the previously reported consolidated financial statements as of and for the ten months ended October 31, 1998 and the year ended December 31, 1997 are as follows:



                                                           TEN MONTHS                YEAR ENDED
                                                     ENDED OCTOBER 31, 1998      DECEMBER 31, 1997
                                                    ------------------------  ------------------------
                                                    AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                                                    -----------  -----------  -----------  -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Purchased IPR&D...................................   $       0    $       0    $ 103,087    $  23,250
Goodwill amortization.............................       5,088       11,175            0        3,300
Total operating expenses..........................     396,045      402,132      552,421      475,884
Operating loss....................................     (66,266)     (74,936)    (132,267)     (55,730)
Loss before income taxes..........................     (51,417)     (60,087)    (127,284)     (50,747)
Net loss..........................................     (51,417)     (60,087)    (115,496)     (38,959)
Basic net loss per share..........................       (0.54)       (0.63)       (1.34)       (0.45)
Diluted net loss per share........................       (0.54)       (0.63)       (1.34)       (0.45)
Goodwill, net.....................................       9,992       76,149       13,835       86,886
Other assets......................................      16,107       20,731       16,108       22,508
Total assets......................................     666,834      737,615      632,820      712,271
Accumulated deficit...............................    (170,618)    (102,751)    (119,201)     (42,664)
Total stockholders' equity........................     404,661      475,442      429,055      508,506


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


                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                                                          1996
                                                     TEN MONTHS ENDED                             ---------------------
                                                     OCTOBER 31, 1998
                                                   --------------------           1997
                                                                         -----------------------
                                                        (RESTATED)
                                                                               (RESTATED)
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Product revenues...............................  $ 261,457       58.4% $  383,950       71.9%   $  291,183       84.1%
  Service revenues...............................    186,352       41.6     149,901       28.1        55,111       15.9
                                                   ---------  ---------  ----------      -----    ----------  ---------
    Total revenues...............................    447,809      100.0     533,851      100.0       346,294      100.0
Cost of revenues:
  Cost of product revenues.......................     29,896        6.6      36,579        6.9        25,552        7.4
  Cost of service revenues.......................     90,717       20.3      77,118       14.4        43,776       12.6
                                                   ---------  ---------  ----------      -----    ----------  ---------
    Total cost of revenues.......................    120,613       26.9     113,697       21.3        69,328       20.0
                                                   ---------  ---------  ----------      -----    ----------  ---------
Gross profit.....................................    327,196       73.1     420,154       78.7       276,966       80.0
Operating expenses:
  Research and development.......................    123,238       27.5     132,808       24.9        86,023       24.8
  Sales and marketing............................    213,004       47.6     237,321       44.5       133,124       38.4
  General and administrative.....................     42,715        9.5      50,357        9.4        31,231        9.0
  Purchased in-process research and
    development..................................     --         --          23,250        4.3        --         --
  Merger related charges.........................     --         --           5,848        1.1         6,100        1.8
  Restructuring charges..........................     12,000        2.7      23,000        4.3        --         --
  Goodwill amortization..........................     11,175        2.5       3,300        0.6        --         --
                                                   ---------  ---------  ----------      -----    ----------  ---------
    Total operating expenses.....................    402,132       89.8     475,884       89.1       256,478       74.1
                                                   ---------  ---------  ----------      -----    ----------  ---------
Operating income (loss)..........................    (74,936)     (16.7)    (55,730)     (10.4)       20,488        5.9
Interest income, net.............................      6,873        1.5       9,062        1.7         8,720        2.5
Other income, net................................      7,976        1.8       1,860        0.3        --         --
Equity in net losses of joint ventures...........     --         --          (5,939)      (1.1)       (1,928)      (0.5)
                                                   ---------  ---------  ----------      -----    ----------  ---------
Income (loss) before income taxes................    (60,087)     (13.4)    (50,747)      (9.5)       27,280        7.9
Provision (benefit) for income taxes.............     --         --         (11,788)      (2.2)        7,763        2.3
                                                   ---------  ---------  ----------      -----    ----------  ---------
Net income (loss)................................  $ (60,087)     (13.4)% $  (38,959)      (7.3)% $   19,517        5.6%
                                                   ---------  ---------  ----------      -----    ----------  ---------
                                                   ---------  ---------  ----------      -----    ----------  ---------
Basic net income (loss) per share................  $   (0.63)            $    (0.45)              $     0.27
                                                   ---------             ----------               ----------
                                                   ---------             ----------               ----------
Diluted net income (loss) per share..............  $   (0.63)            $    (0.45)              $     0.21
                                                   ---------             ----------               ----------
                                                   ---------             ----------               ----------
Shares used in computing basic net income (loss)
  per share......................................     95,993                 86,058                   72,942
                                                   ---------             ----------               ----------
                                                   ---------             ----------               ----------
Shares used in computing diluted net income
  (loss) per share...............................     95,993                 86,058                   90,841
                                                   ---------             ----------               ----------
                                                   ---------             ----------               ----------


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

GROSS MARGIN


                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                ------------------------------------------
                                                                        1997                  1996
                                            TEN MONTHS ENDED    --------------------  --------------------
                                              OCTOBER 31,
                                                  1998
                                          --------------------
                                               (RESTATED)
                                                                   (IN THOUSANDS)
Product gross margin:
  Product revenues......................  $ 261,457      100.0% $ 383,950      100.0% $ 291,183      100.0%
  Cost of product revenues..............     29,896       11.4     36,579        9.5     25,552        8.8
                                          ---------  ---------  ---------  ---------  ---------  ---------
    Gross margin........................  $ 231,561       88.6% $ 347,371       90.5% $ 265,631       91.2%
                                          ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------
Service gross margin:
  Service revenues......................  $ 186,352      100.0% $ 149,901      100.0% $  55,111      100.0%
  Cost of service revenues..............     90,717       48.7     77,118       51.4     43,776       79.4
                                          ---------  ---------  ---------  ---------  ---------  ---------
    Gross margin........................  $  95,635       51.3% $  72,783       48.6% $  11,335       20.6%
                                          ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------


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


    Product gross margins for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were 88.6%, 90.5%, and 91.2% of product revenues, respectively. Product gross margins decreased among the periods primarily due to an increase in third-party telephone support, and, in 1998 relatively fixed licensing royalties and fees paid to third-party vendors for sales administration, and order fulfillment on decreased license fees.


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

OPERATING EXPENSES


    Netscape's total operating expenses for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were $402.1 million, $475.9 million, and $256.5 million, or 89.8%, 89.1%, and 74.1% of total revenues, respectively. Excluding the change attributable to comparison of a ten month 1998 fiscal year to a twelve month 1997 fiscal year, operating expenses remained comparable in 1998 and 1997, as decreases of $23.3 million, $5.8 million and $11 million in purchased IPR&D, merger related charges and restructuring charges, respectively, were offset by the increase of $7.9 million in goodwill amortization and increased investments in research and development, sales personnel, and marketing programs. Operating expenses increased in 1997 compared to 1996 due to purchased in-process research and development of $23.3 million in 1997 relating to the acquisitions of Portola, DigitalStyle and Actra, compared to zero in 1996, restructuring charges of $23.0 million in 1997 compared to zero in 1996 (see Note 3 of Notes to Consolidated Financial Statements), and increased investments in research and development, sales personnel, and marketing programs.


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



    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the purchases of Portola, DigitalStyle, and Actra (collectively, the "Acquired Companies"), the Company allocated a portion of the purchase price to purchased in-process research and development ("IPR&D"). These amounts were expensed as non-recurring charges on the respective acquisition dates of the Acquired Companies because the IPR&D projects had not yet reached technological feasibility and had no future alternative uses. Subsequent to the Securities and Exchange Commission's letter to the American Institute of Certified Public Accountants dated September 9, 1998 regarding its views on in-process research and development, Netscape re-evaluated the amounts of its IPR&D charges arising from the acquisitions of the Acquired Companies. The Company has reallocated the previously reported purchase prices based on its understanding and interpretations of the issues set forth in the aforementioned letter. The reallocation reduced the amounts previously written-off as IPR&D, principally to reflect the stage of completion of the IPR&D projects and increased goodwill and other intangible assets by the same amount. The following table depicts the adjustments made to the values ascribed to IPR&D:



                                            IPR&D WRITE-OFFS
                                     ------------------------------
ACQUISITION                           AS REPORTED     AS RESTATED
-----------------------------------  --------------  --------------
Portola............................     $28,061,000      $5,300,000
DigitalStyle.......................      24,526,000       4,000,000
Actra..............................      50,500,000      13,950,000
                                     --------------  --------------
                                       $103,087,000     $23,250,000
                                     --------------  --------------
                                     --------------  --------------



    The nature of the efforts required to develop the acquired IPR&D into commercially viable products principally related to the completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features, and technical performance requirements. As of the Portola acquisition date the identified IPR&D project needed to be completed, tested, ported to all supported Netscape platforms and successfully integrated with other Netscape products. As of the DigitalStyle acquisition date, the IPR&D projects needed to be completely rewritten in a different programming language and integrated with the next version of Netscape's client product. As of the Actra acquisition date, each IPR&D project needed to add significant new features and functionality to meet the specifications of the changing e-commerce market and customer demands. Because the Actra IPR&D projects are more complex than any of Netscape's other projects, this process typically required more time, complexity and cost than that of the existing Netscape product family.



    With respect to the acquired in-process technologies the calculations of value were adjusted to reflect the stage of completion of the value creation efforts of each Acquired Company prior to the closing of the acquisition. Following are the estimated completion percentages as of the acquisition dates and actual/ estimated introduction dates:



                                                         PERCENT COMPLETE
                                                          AT ACQUISITION
                                                               DATE         INTRODUCTION DATE
                                                        ------------------  ------------------
Portola in-process technologies:
  Messaging Server....................................  30%                 December 1998
DigitalStyle in-process technologies:
  Client Layout Engine................................  40%                 Mid 1999
Actra in-process technologies:
  ECXpert.............................................  15%                 Mid 1998
  SellerXpert.........................................  45%                 Late 1998
  BuyerXpert..........................................  55%                 Late 1998
  PublishingXpert.....................................  80%                 Late 1998



    The Company currently expects that those acquired IPR&D projects not yet completed will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved. Failure to complete the development of these projects in their entirety, or in a timely manner, could have an adverse impact on the Company's operating results, financial condition and results of operations.

    A description of the acquired in-process technologies of Portola, DigitalStyle, and Actra, including the estimates made by the Company in revised valuation analyses are set forth below.



PORTOLA



OVERVIEW



    Portola was founded in March 1996 to design electronic-mail and messaging servers. At the time of the acquisition, Portola had no existing products on the market nor any services generating revenues. Since its founding, Portola's efforts have been directed exclusively towards the development of messaging server technology. The following is a brief description of the Messaging Server project.



    MESSAGING SERVER. In 1996, Portola began developing a messaging server technology significantly advanced in terms of speed, scalability, efficiency, and capabilities relative to existing products on the market. Portola's messaging server utilizes Internet Message Access Protocol ("IMAP") standards and allows for messages to be held on a server that can be accessed by any compatible client in more than one location. IMAP technology will effectively permit the user to access their e-mail from their home desktop computer, office workstation, or computer notebook without the need to transfer files back and forth between any of these computers. IMAP technology permits the user to access electronic mail or bulletin board messages from remote locations. The existing standard, Post Office Protocol ("POP") restricts the user to a single computer for message manipulation and storage. POP was designed to work effectively with a single computer, wherein messages could be downloaded from a server and deleted from the messaging server. Although possible, it would not be feasible for a user to have multiple connections with a POP server, due to the server distributing messages across all of the accessible computers. The Portola messaging technology had not been fully developed as of the acquisition date; however, the computer code written as of the acquisition date by the Portola software engineers was expected to be integrated with Netscape's messaging technology then under development. It was estimated that the code for Portola's messaging technology will account for approximately 70% of the technology underlying Netscape's Messaging Server product (Messaging 4.0).



VALUATION ANALYSIS



    REVENUE. The revised value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from Portola which are intended to be utilized in the Company's future Messaging products. Revenue attributable to the Portola technology was estimated to be $67.5 million in 1999. Thereafter, revenue was estimated to increase 6% in 2000, 5% in 2001, then stabilize at 20% growth per year through the remainder of the estimation period. The fluctuations in the expected revenue growth rates for the Portola technology reflect changes in the estimated contribution levels of the acquired Portola technologies through subsequent Messaging products.



    Management's analysis also considered anticipated product development and product introduction schedules for future Messaging products, product sales cycles, and the estimated life of a product's underlying technology. The overall technology life was estimated to be approximately four years.



    OPERATING EXPENSES. Operating expenses used in the valuation analysis of Portola included (i) cost of goods sold, (ii) general and administrative expense, (iii) sales and marketing expense, and (iv) research and development expense. In developing future expense estimates, it was estimated that the Portola operations would be merged into Netscape's operating structure. Selected operating expense assumptions were based on an evaluation of Netscape's overall business model, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics.



    COST OF GOODS SOLD. Cost of goods sold, expressed as a percentage of revenue, for the in-process technologies was estimated to be 4% throughout the estimation period. This amount of cost of goods sold is primarily due to the fact that Portola contained minimal third party costs associated with licensed technology given the fact that the majority of its code base was developed in house at Portola.



    GENERAL AND ADMINISTRATIVE ("G&A") EXPENSE. G&A expense, expressed as a percentage of revenue, for the in-process technologies was estimated to be 8% throughout the estimation period based on Company-wide G&A levels.



    SALES AND MARKETING EXPENSE. Sales and marketing expense, expressed as a percentage of revenue, for the in-process technologies was estimated to range from approximately 40% to 42% throughout the estimation period based on the Company's historical experience with similar products.



    MAINTENANCE RESEARCH AND DEVELOPMENT ("R&D") EXPENSE. Maintenance R&D expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information. Maintenance R&D includes all activities undertaken after a product is available for general release to customers to correct errors or keep the product updated with current information. These activities include routine changes and additions. The maintenance R&D expense was estimated to be $1.8 million per year throughout the estimation period.



    EFFECTIVE TAX RATE. The effective tax rate utilized in the analysis of the in- process technologies reflected Netscape's combined federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.



    DISCOUNT RATE. The discount rate selected for the in-process technology was 30%. In the selection of the appropriate discount rate, primary consideration was given to Netscape's Weighted Average Cost of Capital ("WACC"), as well as venture capital rates of return. The discount rate utilized for the in-process technology was determined to be higher than Netscape's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than Netscape's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.



COMPARISON TO ACTUAL RESULTS



    To date, revenues and operating expenses attributable to the technologies associated with the Portola acquisition are consistent with management's projections. Based upon factors currently known, management believes the revenues and operating expenses associated with these in-process technologies will favorably impact Netscape's consolidated results of operations and financial position. If the in-process projects contemplated in management's forecast are not successfully developed, future revenue and profitability of the Company may be adversely affected.



DIGITALSTYLE



OVERVIEW



    DigitalStyle was a Web graphics tools vendor. The company is known for the development of Web graphics tools and animation. At the time of the acquisition, DigitalStyle's existing WebSuite technology was being phased out through an end-of-life plan and was not expected to be used in the company's other projects under development. As such, no developed or core technology was identified in this acquisition. At the time of the acquisition, DigitalStyle was engaged in the architecting and development of a core Client Layout Engine envisioned to be incorporated into future Netscape client products.



    CLIENT LAYOUT ENGINE. Beginning in August 1996, DigitalStyle began the foundation for an embeddable HTML layout engine to be incorporated in future versions of Netscape client products. The design specifications of the developed product include a document model, style management model, a component model, as well as rendering and printing abstractions. The project was ultimately written in C++ language and was intended to be a cross-platform application. Key features and specifications included:



    - high performance



    - advanced, embeddable HTML engine for viewing and navigating the World-Wide Web

    - style sheet support



    - international support; and



    - advanced graphics and rendering capabilities



    The technology under development at DigitalStyle was expected to be incorporated into future modules of Netscape's Communicator product beginning with version 5.0. The Communicator product is a suite of software components for sharing, accessing, and communicating information via intranets and the Internet.



    The future Communicator products, and their reliance on DigitalStyle in-process technology, are as follows:



    - Communicator Version 5.0 will rely on certain fundamental elements of DigitalStyle technology.



    - Communicator Versions 6.0 and beyond will be expected to continue to build on the core layout engine features and functionality.



VALUATION ANALYSIS



    REVENUE. The revised value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from DigitalStyle which are intended to be utilized in Netcenter. Revenue attributable to the DigitalStyle technology was estimated to be $14.7 million in 1999. Thereafter, revenue was estimated to increase approximately 30% per year through the remainder of the estimation period. Year-to-year revenue growth estimates were developed based on an assumed increasing market for Netcenter and the ability of Netscape to maintain its position in the market.



    Management's analysis also considered anticipated future enhancements to Netcenter, as well as release dates for other Netscape Communicator products which are expected to utilize the acquired DigitalStyle technologies. The overall technology life was estimated to be approximately three to four years.



    OPERATING EXPENSES. Operating expenses used in the valuation analysis of DigitalStyle included (i) cost of goods sold, (ii) G&A expense, (iii) sales and marketing expense, and (iv) R&D expense. In developing future expense estimates, it was estimated that the DigitalStyle operations would be merged into Netscape's operating structure. Selected operating expense assumptions were based on an evaluation of Netscape's overall business model, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics.



    COST OF GOODS SOLD. Cost of goods sold, expressed as a percentage of revenue, for the in-process technologies was estimated to be 12% throughout the estimation period, based on Company-wide cost of goods sold data.



    G&A EXPENSE. G&A expense, expressed as a percentage of revenue, for the in-process technologies was estimated to be 8% throughout the estimation period based on Company-wide G&A levels.



    SALES AND MARKETING EXPENSE. Sales and marketing expense, expressed as a percentage of revenue, for the in-process technologies was estimated at 40% based on the Company's historical experience with similar products.



    MAINTENANCE R&D EXPENSE. Maintenance R&D expense was estimated to be 1% of revenue throughout the estimation period.



    EFFECTIVE TAX RATE. The effective tax rate utilized in the analysis of the in-process technologies reflected Netscape's combined federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.

    DISCOUNT RATE. The discount rate selected for the in-process technology was 30%. In the selection of the appropriate discount rate, primary consideration was given to Netscape's WACC, as well as venture capital rates of return. The discount rate utilized for the in-process technology was determined to be higher than Netscape's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than Netscape's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.



COMPARISON TO ACTUAL RESULTS



    To date, revenues and operating expenses attributable to the technologies associated with the DigitalStyle acquisition are consistent with management's projections. Based upon factors currently known, management believes the revenues and operating expenses associated with these in-process technologies will favorably impact Netscape's consolidated results of operations and financial position. If the in-process projects contemplated in management's forecast are not successfully developed, future revenue and profitability of the Company may be adversely affected.



ACTRA



OVERVIEW



    Actra was formed as a joint venture between Netscape and GE Information Services ("GEIS") in April 1996, with each company owning 50% of the membership units of the joint venture. Actra is a developer of Internet-based e-commerce software. Actra's CommerceXpert product family was a suite of application solutions for linking consumers over Extranets and the Internet. The application modules include: (i) ECXpert, (ii) SellerXpert, (iii) BuyerXpert, and (iv) PublishingXpert. Following are brief descriptions of the Actra products.

    ECXPERT is the foundation application for the CommerceXpert suite, that will deliver secure electronic data interchange ("EDI") for the Internet. ECXpert is a powerful, effective tool for business-to-business e-commerce that safeguards data communications over private and public networks. With ECXpert, companies can communicate and exchange information both internally and externally using connections over the Internet. Technological enhancements will include:



    - compatibility with existing legacy EDI systems



    - extreme versatility, providing communication through virtually any protocol including EDI, FTP, SMTP, and HTTP; and



    - flexible integration with internal business applications, therefore allowing for an inexpensive alternative to a company's proprietary e-commerce software.



    SELLERXPERT is a tool to be used by e-commerce vendors for establishing Internet relationships with customers. SellerXpert forms a complete system for business-to-business commerce by integrating catalog, inventory, ordering, and payment technologies. Along with ECXpert, SellerXpert connects vendors to employees and internal purchasing systems. Vendors will be able to provide electronic copies of catalog information via the Internet to customers' networks. The program will also provide the vendors with the means to execute and receive electronic payment for transactions. In addition, SellerXpert can increase sales, improve customer satisfaction, and reduce operating expenses by increasing productivity and decreasing delays and overhead costs. Features of SellerXpert will include:



    - an intelligent sales order-processing engine that creates a personalized buying experience for the customer



    - customizable client information lists according to contracts and conditions



    - flexible organization and presentation designs



    - customizable storefronts and product displays



    - on-line order tracking for customers; and



    - enhanced security.



    With BUYERXPERT, companies receive information from vendors over the Internet and provide an electronic collection of selected catalogs over an Extranet or network to serve as a resource for employees. Although BuyerXpert does not require SellerXpert, the product does complement SellerXpert as an internal procurement system. With BuyerXpert any employee with Internet/Extranet access can order materials from the selected catalogs. Orders are grouped and delivered to the vendor, recognized by the customers internal accounting, approved, and recorded in inventory applications. Two primary cost saving benefits of BuyerXpert's functionality include: (i) increased efficiency of allowing employees to order for themselves and (ii) added efficiency provided by the state-of-the-art search engines which allow employees and purchasing agents to locate and purchase products quickly. Features include:



    - ability for purchasing managers to establish criteria for approval of orders



    - automation of circulating orders for approval, or subjected to approval criteria



    - acceptance of requisitions



    - consolidation of orders; and



    - management of complex contracts.



    PUBLISHINGXPERT is a next-generation Internet solution for content management and customized content delivery on the Web. Originally designed to serve the consumer online and media markets, PublishingXpert now also provides commerce-based publishing services for Extranets and multi-hosting applications. With PublishingXpert, companies can change the way they market their products over the Internet. Due to its efficiency, PublishingXpert can potentially help increase sales, improve customer return on investment, and lower operating costs. Features of PublishingXpert include the following:



    - multi-tiered distributed application architecture



    - personalized content delivery



    - advanced text-search services



    - flexible billing and payment services



    - granular membership, subscription, and access controls



    - distributed content-management capabilities; and



    - multi-hosting features to support multiple content providers.



    The technology under development at Actra at the time of the acquisition was expected to be incorporated into future modules of Netscape's ONE platform. The Netscape ONE platform unifies the standards of the Internet into a single platform for creating powerful applications. It embraces open standards including: Dynamic HTML, Java, JavaScript, Lightweight Directory Access Protocol ("LDAP"), and Common Objective Request Broker Architecture ("CORBA").



VALUATION ANALYSIS



    REVENUE. The revised values of the acquired developed and in-process technologies were computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from Actra. Revenue attributable to the Actra technology (excluding revenue derived from technology support and consulting services) was estimated to be $96 million in 1998. Thereafter, revenue was estimated to increase 56% in 1999, 100% in 2000, 80% in 2001, then stabilize at 20% growth per year through the remainder of the estimation period. The rates of revenue growth primarily reflect the growth dynamics of the e-commerce market and volume increases in the number of business-to-business e-commerce transactions.



    Management's analysis also considered anticipated product development and product introduction schedules, product sales cycles, and the estimated life of a product's underlying technology. The overall technology life was estimated to be approximately four to five years.



    OPERATING EXPENSES. Operating expenses used in the valuation analysis of Actra included (i) cost of goods sold, (ii) G&A expense, (iii) sales and marketing expense, and (iv) R&D expense. In developing future expense estimates, it was estimated that the Actra operations would be merged into Netscape's operating structure. Selected operating expense assumptions were based on an evaluation of Netscape's overall business model, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics.



    COST OF GOODS SOLD. Cost of goods sold, expressed as a percentage of revenue, for the in-process technologies was estimated to be 13% throughout the estimation period, based on Company-wide cost of goods sold data.



    G&A EXPENSE. G&A expense, expressed as a percentage of revenue, for the in-process technologies was estimated to be 8% throughout the estimation period based on Company-wide G&A levels.



    SALES AND MARKETING EXPENSE. Sales and marketing expense, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be 35% throughout the estimation period.

This is primarily due to the fact that the existing Netscape sales and marketing resources were used to support the Actra product line.



    MAINTENANCE R&D EXPENSE. Maintenance R&D expense was estimated to be 3% of revenue throughout the estimation period.



    EFFECTIVE TAX RATE. The effective tax rate utilized in the analysis of the developed and in-process technologies reflected Netscape's combined federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.



    DISCOUNT RATES. The discount rates selected for the developed and in-process technologies were 25% and 40%, respectively. The relatively high discount rates utilized in the valuation reflect the risk inherent in the e-commerce industry. Moreover, the higher discount rate selected for the in-process technology reflects the fact that the technology had not yet reached technological feasibility as of the date of valuation.



COMPARISON TO ACTUAL RESULTS



    To date, revenues and operating expenses attributable to the technologies associated with the Actra acquisition are consistent with management's projections. Based upon factors currently known, management believes the revenues and operating expenses associated with these in-process technologies will favorably impact Netscape's consolidated results of operations and financial position. If the in-process projects contemplated in management's forecast are not successfully developed, future revenue and profitability of the Company may be adversely affected.



    As mentioned previously, as of the date of each of the acquisitions, Netscape concluded that the IPR&D had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software, and internal use. The value of the IPR&D projects was expensed at the time of each of the acquisitions. Netscape has completed development of a majority of the acquired IPR&D and released products related to two of the acquisitions. Remaining anticipated project development costs are estimated at $3 million and completion dates are expected to occur within the next calendar year, at which time Netscape expects to begin selling those developed products. Netscape intends to continue devoting effort to developing commercially viable products from the acquired IPR&D projects, although it may not develop such commercially viable products.


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

    The following table depicts the movements in accrued restructuring charges and restructuring related asset reserves from December 31, 1996 to October 31, 1998:

                                            BALANCE                BALANCE
                                           DEC. 31,               DEC. 31,               NON CASH
                                             1996       CHARGES     1997      CHARGES   WRITE-OFFS    PAYMENTS     TRANSFERS
                                          -----------  ---------  ---------  ---------  -----------  -----------  -----------
                                                                            (IN THOUSANDS)
Cost to exit third-party royalty
  arrangements related to discontinued
  projects..............................   $  --       $   5,173  $   5,173  $  --       $  (1,630)   $  (3,543)   $  --
Remaining rent payments and leasehold
  improvements on abandoned facilities,
  net of anticipated sublease income....      --           9,000      9,000     --          (6,767)      --           (1,263)
Write-down of abandoned computer
  equipment and other operating assets..      --           8,827      8,827     --         (10,918)      --            2,091
Severance for involuntary employee
  terminations..........................      --          --         --         12,000      --          (11,172)        (828)
                                               -----   ---------  ---------  ---------  -----------  -----------  -----------
  Total.................................   $  --       $  23,000  $  23,000  $  12,000   $ (19,315)   $ (14,715)   $  --
                                               -----   ---------  ---------  ---------  -----------  -----------  -----------
                                               -----   ---------  ---------  ---------  -----------  -----------  -----------

                                           BALANCE
                                          OCT. 31,
                                            1998
                                          ---------

Cost to exit third-party royalty
  arrangements related to discontinued
  projects..............................  $  --
Remaining rent payments and leasehold
  improvements on abandoned facilities,
  net of anticipated sublease income....        970
Write-down of abandoned computer
  equipment and other operating assets..     --
Severance for involuntary employee
  terminations..........................     --
                                          ---------
  Total.................................  $     970
                                          ---------
                                          ---------

    At October 31, 1998, the remaining reserves pertain to one vacant facility that has not been subleased. Netscape anticipates utilizing the remaining reserve balance over the next six to twelve months.


    GOODWILL AMORTIZATION. In connection with the acquisitions of DigitalStyle and Portola in June 1997, and Actra in December 1997, Netscape allocated $90.2 million of the purchase prices to goodwill and $2.3 million to other intangible assets, which are to be amortized over seven and three years, respectively, on a straight-line basis from the date of acquisition. Goodwill amortization for the ten months ended October 31, 1998 was $11.2 million. Netscape expects to record goodwill amortization of $3.2 million each quarter through June 2004 and $1.6 million in each of the following two quarters. See Note 2 of Notes to Consolidated Financial Statements.



    OPERATING INCOME (LOSS). For the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996, operating income (loss) was $(74.9) million, $(55.7) million, and $20.5 million, or (16.7)%, (10.4)%, and 5.9% of revenues, respectively.

RESULTS OF OPERATIONS--ENTERPRISE SOFTWARE SEGMENT

    The following tables and discussion set forth the results of operations for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 for the Enterprise software segment of Netscape:


                                                                ENTERPRISE SEGMENT*
                                          ----------------------------------------------------------------
                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                ------------------------------------------
                                                                        1997                  1996
                                                                --------------------  --------------------
                                            TEN MONTHS ENDED
                                            OCTOBER 31, 1998
                                          --------------------
                                               (RESTATED)
                                                                   (IN THOUSANDS)
Revenues:
  Product revenues......................  $ 261,457       79.9% $ 383,951       87.6% $ 291,183       90.1%
  Service revenues......................     65,947       20.1     54,552       12.4     31,831        9.9
                                          ---------  ---------  ---------  ---------  ---------  ---------
    Total revenues......................    327,404      100.0    438,503      100.0    323,014      100.0
Cost of revenues:
  Cost of product revenues..............     29,896        9.2     36,579        8.3     25,552        7.9
  Cost of service revenues..............     67,194       20.5     55,961       12.8     27,901        8.6
                                          ---------  ---------  ---------  ---------  ---------  ---------
    Total cost of revenues..............     97,090       29.7     92,540       21.1     53,453       16.5
                                          ---------  ---------  ---------  ---------  ---------  ---------
Gross profit............................    230,314       70.3    345,963       78.9    269,561       83.5
Operating expenses:
  Research and development..............     84,118       25.7    100,465       22.9     59,523       18.4
  Sales and marketing...................    157,233       48.0    193,843       44.2    119,623       37.0
  General and administrative............     29,975        9.2     40,604        9.3     28,686        8.9
                                          ---------  ---------  ---------  ---------  ---------  ---------
    Total operating expenses............    271,326       82.9    334,912       76.4    207,832       64.3
                                          ---------  ---------  ---------  ---------  ---------  ---------
Operating income (loss).................  $ (41,012)     (12.6)% $  11,051       2.5% $  61,729       19.1%
                                          ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------


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


                                                                 ENTERPRISE SEGMENT
                                          ----------------------------------------------------------------
                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                ------------------------------------------
                                                                        1997                  1996
                                                                --------------------  --------------------
                                            TEN MONTHS ENDED
                                            OCTOBER 31, 1998
                                          --------------------
                                               (RESTATED)
                                                                   (IN THOUSANDS)
Product Gross Margin:
  Product revenues......................  $ 261,457      100.0% $ 383,951      100.0% $ 291,183      100.0%
  Cost of product revenues..............     29,896       11.4     36,579        9.5     25,552        8.8
                                          ---------  ---------  ---------  ---------  ---------  ---------
    Gross margin........................  $ 231,561       88.6% $ 347,372       90.5% $ 265,631       91.2%
                                          ---------  ---------  ---------  ---------  ---------  ---------
Service Gross Margin:
  Service revenues......................  $  65,947      100.0% $  54,552      100.0% $  31,831      100.0%
  Cost of service revenues..............     67,194      101.9     55,961      102.6     27,901       87.7
                                          ---------  ---------  ---------  ---------  ---------  ---------
    Gross margin........................  $  (1,247)      (1.9)% $  (1,409)      (2.6)% $   3,930      12.3%
                                          ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------



    PRODUCT GROSS MARGIN. Enterprise product gross margin consists of Enterprise product revenue offset by the cost of product materials, royalties paid for licensed technologies, and amounts paid to third-party vendors for sales administration and order fulfillment. Enterprise product gross margins for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were 88.6%, 90.5%, and 91.2% of total revenues, respectively, and declined over all periods due to increasing sales of products with higher third party royalties.


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

    OPERATING MARGIN. Netscape's Enterprise segment operating margin consists of Enterprise gross profit offset by Enterprise operating expenses. Enterprise operating margins for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 were $(41.0) million, $11.1 million, and $61.7 million, or (12.6)%, 2.5%, and 19.1% of total revenues, respectively. In all periods operating margins decreased in absolute dollars and as a percentage of total revenues primarily due to discontinued stand-alone Client software revenues. In addition Netscape refocused and invested in its research and development and sales and marketing efforts on electronic commerce products.


RESULTS OF OPERATIONS--NETCENTER SEGMENT

    The following tables and discussion set forth the results of operations for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996 for the Netcenter segment of Netscape:


                                                                        NETCENTER SEGMENT*
                                                -------------------------------------------------------------------
                                                                                        YEAR ENDED
                                                  TEN MONTHS ENDED                     DECEMBER 31,
                                                     OCTOBER 31,       --------------------------------------------
                                                        1998                   1997                   1996
                                                ---------------------  ---------------------  ---------------------
                                                                          (IN THOUSANDS)
Total service revenues........................  $  120,405      100.0% $   95,348      100.0% $   23,280      100.0%
Total cost of service revenues................      23,523       19.5      21,157       22.2      15,875       68.2
                                                ----------  ---------  ----------  ---------  ----------  ---------
Gross profit..................................      96,882       80.5      74,191       77.8       7,405       31.8
Operating expenses:
  Research and development....................      39,121       32.5      32,343       33.9      26,500      113.8
  Sales and marketing.........................      55,771       46.3      43,478       45.6      13,501       58.0
  General and administrative..................      12,740       10.6       9,752       10.2       2,295        9.9
                                                ----------  ---------  ----------  ---------  ----------  ---------
    Total operating expenses..................     107,632       89.4      85,573       89.7      42,296      181.7
                                                ----------  ---------  ----------  ---------  ----------  ---------
Operating loss................................  $  (10,750)      (8.9)% $  (11,382)     (11.9)% $  (34,891)    (149.9)%
                                                ----------  ---------  ----------  ---------  ----------  ---------
                                                ----------  ---------  ----------  ---------  ----------  ---------


------------------------


* The Netcenter segment operating expenses exclude purchased in-process research and development, merger related costs and goodwill amortization.


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

INCOME TAXES


    Netscape recorded an income tax provision (benefit) of zero, $(11.8) million, and $7.8 million for the ten months ended October 31, 1998 and the years ended December 31, 1997 and 1996, respectively. The net deferred tax assets at October 31, 1998 were $48.2 million, net of a valuation allowance of $38.3 million, of which $5.3 million relates to certain intangible assets that are amortizable over 15 years for tax purposes and $12.5 million relates to tax benefits associated with employee stock options which will be credited to additional paid-in capital when realized. Realization of Netscape's net deferred tax assets depends on Netscape generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. It is management's assessment that future levels of taxable income will be sufficient to realize the net deferred tax asset. See Note 12 of Notes to Consolidated Financial Statements.


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

EURO CURRENCY

    The participating member countries of the European Union agreed to adopt the European Currency Unit (the "Euro") as the common legal currency beginning January 1, 1999. On that same date they established fixed conversion rates between their existing sovereign currencies and the Euro. Our e-commerce application products are not currently "Euro Compliant." We plan to release Euro Compliant versions of our e-commerce application products in the first calendar quarter of 1999 (Merchant System and SellerXpert) and second calendar quarter of 1999 (BuyerXpert). Delays in developing these new Euro Compliant versions could result in delay or loss of revenue, damage to our reputation, or increased service and warranty costs, any of which could impair our finances or business prospects. We have defined "Euro Compliant" to mean that our product is capable of processing and reporting any data denominated in the

Euro in the same manner as processing and reporting data denominated in the national currency units (the "NCUs") that comprise the currencies of those member states that adopt the Euro without any loss of functionality or interoperability or degradation in performance of volume capacity and, without prejudice to the generality of the foregoing, has the ability to provide all the following functions:


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

    Principal (Notional) Amounts by Expected Maturity in U.S. Dollars:


                                                                                      FAIR VALUE
                                                                                          AT
                                                                                      OCTOBER 31,
AT OCTOBER 31, 1998:                                  FY 1999    FY 2000     TOTAL       1998
                                                     ---------  ---------  ---------  -----------
                                                        (IN THOUSANDS, EXCEPT INTEREST RATES)
Cash equivalents...................................  $  52,112  $  --      $  52,112   $  52,113
Weighted average interest rate.....................       4.01%    --           4.01%
Investments........................................  $  91,357  $  56,532  $ 147,889   $ 148,452
Weighted average interest rate.....................       4.05%      3.89%      3.99%
Total portfolio....................................  $ 143,469  $  56,532  $ 200,001   $ 200,565
Weighted average interest rate.....................       4.04%      3.89%      4.00%



                                                                                      FAIR VALUE
                                                                                          AT
                                                                                       DECEMBER
                                                                                          31,
AT DECEMBER 31, 1997:                                 FY 1998    FY 1999     TOTAL       1997
                                                     ---------  ---------  ---------  -----------
                                                        (IN THOUSANDS, EXCEPT INTEREST RATES)
Cash equivalents...................................  $  11,534  $  --      $  11,534   $  11,534
Weighted average interest rate.....................       4.05%    --           4.05%
Investments........................................  $ 129,470  $  52,607  $ 182,077   $ 182,107
Weighted average interest rate.....................       5.36%      5.97%      5.54%
Total portfolio....................................  $ 141,004  $  52,607  $ 193,611   $ 193,641
Weighted average interest rate.....................       5.25%      5.97%      5.45%


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
                                                                                      ------
                                                                                      ------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


    The financial statements required pursuant to this item are included in Part IV, Item 14 of this Form 10-K/A and are presented beginning on page 70. The supplementary financial information required by this item is included under the subsection entitled "Quarterly Results of Operations/Supplementary Financial Information," beginning on page 108.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. NETSCAPE'S DIRECTORS AND EXECUTIVE OFFICERS.

    The current directors and executive officers of Netscape and their ages as of January 12, 1999 are as follows:


NAME                                 AGE                                    POSITION(S)
--------------------------------     ---     --------------------------------------------------------------------------
Marc L. Andreessen..............     27      Director/Executive Vice President, Products
Barry M. Ariko..................     52      Executive Vice President and Chief Operating Officer
James L. Barksdale..............     55      Director/President and Chief Executive Officer
Eric A. Benhamou................     43      Director
Noreen G. Bergin................     39      Senior Vice President, Finance and Corporate Controller
William V. Campbell.............     58      Director
James H. Clark..................     54      Director/Chairman of the Board
Peter L.S. Currie...............     42      Executive Vice President, Chief Administrative Officer, and Chief
                                             Financial Officer
L. John Doerr...................     47      Director
Michael J. Homer................     40      Executive Vice President, General Manager of Website
Roberta R. Katz.................     51      Senior Vice President, General Counsel and Secretary
Deborah J. Meredith.............     39      Senior Vice President, Customer Satisfaction
Lori P. Mirek...................     35      Senior Vice President, Marketing


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

    Mr. Barksdale joined Netscape in January 1995 as President and Chief Executive Officer. He has served as a director of Netscape since October 1994. From January 1992 to January 1995, Mr. Barksdale served as President and Chief Operating Officer, and, as of September 1994, Chief Executive Officer, of AT&T Wireless Services (formerly, McCaw Cellular Communications, Inc. (collectively, "McCaw")), a cellular telecommunications company. From April 1983 to January 1992, Mr. Barksdale served as Executive Vice President and Chief Operating Officer of Federal Express Corporation ("Federal Express"), an express package delivery company. From 1979 to 1983, Mr. Barksdale served as Chief Information Officer of Federal Express. Mr. Barksdale also held various management positions, including Chief Information Officer, with Cook Industries Inc., during the mid-1970s and was employed by IBM from 1965 to 1972. He holds a B.A. from the University of Mississippi. Mr. Barksdale serves as a director of 3Com Corporation, Robert Mondavi Corporation, At Home Corporation and Network Computer, Inc.


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


    Mr. Campbell serves as Chairman of the Board of Directors of Intuit Inc. ("Intuit"). Mr. Campbell has served as a director of Netscape since August 1998. He served as Intuit's President and Chief Executive Officer from 1994 to 1998 and as its Chairman of the Board of Directors since August of 1998. Mr. Campbell holds a Bachelors and Masters degree in Economics from Columbia University. Mr. Campbell serves as a director of Sandisk, Inc., Great Plains Software, Inc. and Apple Computer, Inc.



    Dr. Clark co-founded Netscape in April 1994 and serves as its Chairman of the Board. From the inception of Netscape to January 1995, Dr. Clark served as the President, Chief Executive Officer and Chief Financial Officer of Netscape. From 1981 to 1994, Dr. Clark was Chairman of the Board of Directors of Silicon Graphics, a computer systems company he founded in 1981. Dr. Clark also served as Chief Technical Officer of Silicon Graphics from 1981 to 1987. Prior to founding Silicon Graphics, Dr. Clark was an associate professor at Stanford University. Dr. Clark holds a Ph.D. from the University of Utah and an M.S. and a B.S. from the University of New Orleans. Dr. Clark has served as the Chairman of the Board of Healtheon Corporation, a health care services company, since January of 1996, and Seascape, a process control software company, since June of 1996.


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


    The following consolidated financial statements, and the related notes thereto, of Netscape and the Report of Independent Auditors are filed as a part of this Form 10-K/A.



                                                                                                           PAGE NUMBER
                                                                                                          -------------
Report of Ernst & Young LLP, Independent Auditors.......................................................           77
Consolidated Financial Statements:
Consolidated Balance Sheets as of October 31, 1998 and December 31, 1997................................           78
Consolidated Statements of Operations for the ten months ended October 31, 1998 and years ended December
  31, 1997 and 1996.....................................................................................           79
Consolidated Statements of Stockholders' Equity for the ten months ended October 31, 1998 and years
  ended December 31, 1997 and 1996......................................................................           80
Consolidated Statements of Cash Flows for the ten months ended October 31, 1998 and years ended December
  31, 1997 and 1996.....................................................................................           81
Notes to Consolidated Financial Statements..............................................................           82


    2.  FINANCIAL STATEMENT SCHEDULES.


    The following financial statement schedule of Netscape for the ten months ended October 31, 1998 and each of the years ended December 31, 1997 and 1996 is filed as part of this Form 10-K/A and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Netscape.


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

    3.  EXHIBITS.


    The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K/A.


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


       4. Amended Current Report on Form 8-K/A was filed with the Commission by Netscape on February 17, 1999, to report the closing of Netscape's acquisition of GEIS's membership interest in Actra.

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


    As discussed more fully in Note 1 to the financial statements, the Company has modified the methods used to value purchased in-process research and development recorded and written-off in connection with the Company's acquisitions of DigitalStyle Corporation, Portola Communications, Inc. and Actra Business Systems, LLC in June and December of 1997 and, accordingly, has restated the consolidated financial statements for the fiscal years ended October 31, 1998 and December 31, 1997 to reflect this change.


                                          /s/ ERNST & YOUNG LLP


Palo Alto, California
November 19, 1998, except for Note 1
  "Restatement of Financial Statements",
  as to which the date is February 3, 1999

                      NETSCAPE COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                                        OCTOBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                        SHARE AND PER SHARE DATA)
                                                                                               (RESTATED)
                                                     ASSETS

Current assets:
  Cash and cash equivalents...........................................................  $    85,885   $   55,172
  Short-term investments..............................................................       91,598      129,426
  Accounts receivable, net of allowances of $6,418 in 1998 and $8,335 in 1997.........      164,892      153,191
  Deferred tax assets.................................................................       39,770       37,336
  Other current assets................................................................       24,535       19,961
                                                                                        -----------  ------------
    Total current assets..............................................................      406,680      395,086
Property and equipment, net...........................................................      144,886      131,093
Long-term investments.................................................................       89,169       76,698
Goodwill, net.........................................................................       76,149       86,886
Other assets..........................................................................       20,731       22,508
                                                                                        -----------  ------------
    Total assets......................................................................  $   737,615   $  712,271
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................................  $    50,214   $   40,081
  Accrued compensation and related liabilities........................................       26,977       23,193
  Other accrued liabilities...........................................................       35,980       34,106
  Deferred revenues...................................................................      148,582      106,170
                                                                                        -----------  ------------
    Total current liabilities.........................................................      261,753      203,550
Long-term obligations and installment notes payable...................................          420          215
Commitments and contingencies.........................................................

Stockholders' equity:
  Preferred stock, $0.0001 par value; issuable in series; 5,000,000 shares authorized;
    no shares issued and outstanding..................................................      --            --
  Common stock, $0.0001 par value; 200,000,000 shares authorized; 99,818,160 shares in
    1998 and 97,984,300 shares in 1997 issued and outstanding.........................           10           10
  Additional paid-in capital..........................................................      579,842      552,100
  Deferred compensation...............................................................       (1,306)      (3,671)
  Accumulated deficit.................................................................     (102,751)     (42,664)
  Accumulated other comprehensive income (loss).......................................         (353)       2,731
                                                                                        -----------  ------------
  Total stockholders' equity..........................................................      475,442      508,506
                                                                                        -----------  ------------
    Total liabilities and stockholders' equity........................................  $   737,615   $  712,271
                                                                                        -----------  ------------
                                                                                        -----------  ------------


          See accompanying Notes to Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                          -----------------------
                                                                                                          1996
                                                                                                       ----------
                                                                             TEN MONTHS
                                                                                ENDED
                                                                             OCTOBER 31,
                                                                                1998         1997
                                                                             -----------  -----------
                                                                             (RESTATED)   (RESTATED)
                                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                                            DATA)
Revenues:
  Product revenues.........................................................   $ 261,457   $   383,950  $  291,183
  Service revenues.........................................................     186,352       149,901      55,111
                                                                             -----------  -----------  ----------
    Total revenues.........................................................     447,809       533,851     346,294
Cost of revenues:
  Cost of product revenues.................................................      29,896        36,579      25,552
  Cost of service revenues.................................................      90,717        77,118      43,776
                                                                             -----------  -----------  ----------
    Total cost of revenues.................................................     120,613       113,697      69,328
                                                                             -----------  -----------  ----------
Gross profit...............................................................     327,196       420,154     276,966
Operating expenses:
  Research and development.................................................     123,238       132,808      86,023
  Sales and marketing......................................................     213,004       237,321     133,124
  General and administrative...............................................      42,715        50,357      31,231
  Purchased in-process research and development............................      --            23,250      --
  Merger related charges...................................................      --             5,848       6,100
  Restructuring charges....................................................      12,000        23,000      --
  Goodwill amortization....................................................      11,175         3,300      --
                                                                             -----------  -----------  ----------
    Total operating expenses...............................................     402,132       475,884     256,478
                                                                             -----------  -----------  ----------
Operating income (loss)....................................................     (74,936)      (55,730)     20,488
Interest income, net.......................................................       6,873         9,062       8,720
Other income, net..........................................................       7,976         1,860      --
Equity in net losses of joint ventures.....................................      --            (5,939)     (1,928)
                                                                             -----------  -----------  ----------
Income (loss) before income taxes..........................................     (60,087)      (50,747)     27,280
Provision (benefit) for income taxes.......................................      --           (11,788)      7,763
                                                                             -----------  -----------  ----------
Net income (loss)..........................................................   $ (60,087)  $   (38,959) $   19,517
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------
Basic net income (loss) per share..........................................   $   (0.63)  $     (0.45) $     0.27
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------
Diluted net income (loss) per share........................................   $   (0.63)  $     (0.45) $     0.21
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------
Shares used in computing basic net income (loss) per share.................      95,993        86,058      72,942
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------
Shares used in computing diluted net income (loss) per share...............      95,993        86,058      90,841
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------


          See accompanying Notes to Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  ADDITIONAL
                                                      PREFERRED                    PAID-IN-       DEFERRED       ACCUMULATED
                                                        STOCK      COMMON STOCK     CAPITAL     COMPENSATION       DEFICIT
                                                    -------------  -------------  -----------  ---------------  -------------
                                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE AT DECEMBER 31, 1995......................    $  --          $       8     $ 206,425      $  (8,584)     $   (22,716)
Issuance of 1,536,364 shares of common stock
  primarily upon exercise of stock options, for
  cash and services, net of repurchases plus cash
  received from stockholders' notes of $763.......       --             --            10,319         --              --
Issuance of 427,689 shares of common stock
  (InSoft, PaperSoftware, and Netcode) and other..       --             --               615         --                 (419)
Issuance of 3,571,836 shares of common stock
  (KIVA), net of issuance costs of $37 and
  other...........................................       --             --             5,050         --                  (87)
Amortization of deferred compensation.............       --             --            --              2,456          --
Issuance of 3,090,000 shares of common stock, net
  of offering costs of $325.......................       --                  1       158,314         --              --
Tax benefit related to stock options..............       --             --            23,340         --              --
Comprehensive income:
  Net income......................................       --             --            --             --               19,517
  Other comprehensive income (loss), net of tax:
    Net unrealized loss on available-for-sale
      securities..................................       --             --            --             --              --
    Translation loss..............................       --             --            --             --              --
  Other comprehensive income......................
Comprehensive income..............................
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996......................       --                  9       404,063         (6,128)          (3,705)
Issuance of 1,053,667 shares of common stock
  related to stock option exercises and the
  employee stock purchase plan, for cash and
  services, net of repurchases....................       --             --            15,434         --              --
Issuance of 1,781,489 shares of common stock in
  connection with the purchase of DigitalStyle and
  Portola (restated)..............................       --             --            57,061         --              --
Issuance of 1,731,848 shares of common stock
  (KIVA)..........................................       --                  1         9,468         --              --
Issuance of 1,932,579 shares of common stock in
  connection with the purchase of Actra...........       --             --            66,074         --              --
Amortization of deferred compensation.............       --             --            --              2,457          --
Comprehensive income:
  Net loss (restated).............................       --             --            --             --              (38,959)
  Other comprehensive income (loss), net of tax:
    Net unrealized gain on available-for-sale
      securities, net of tax of $2,208............       --             --            --             --              --
    Translation loss..............................       --             --            --             --              --
Other comprehensive income........................
Comprehensive income (restated)...................
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997 (RESTATED)...........       --                 10       552,100         (3,671)         (42,664)
Issuance of 1,833,860 shares of common stock
  related to stock option exercises and the
  employee stock purchase plan, for cash and
  services, net of repurchases....................       --             --            28,368         --              --
Amortization of deferred compensation.............       --             --            --              1,739          --
Reversal of deferred compensation associated with
  terminated employees............................       --             --              (626)           626          --
Comprehensive income:
  Net loss (restated).............................       --             --            --             --              (60,087)
  Other comprehensive income (loss), net of tax:
    Net unrealized loss on available-for-sale
      securities, net of tax of
      $(2,064)....................................       --             --            --             --              --
    Translation gain..............................       --             --            --             --              --
Other comprehensive income........................
Comprehensive income (restated)...................
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 1998 (RESTATED)............    $  --          $      10     $ 579,842      $  (1,306)     $  (102,751)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                                                      ACCUMULATED
                                                         OTHER           TOTAL
                                                     COMPREHENSIVE   STOCKHOLDERS'
                                                        INCOME          EQUITY
                                                    ---------------  -------------
BALANCE AT DECEMBER 31, 1995......................     $   2,254      $   177,387
Issuance of 1,536,364 shares of common stock
  primarily upon exercise of stock options, for
  cash and services, net of repurchases plus cash
  received from stockholders' notes of $763.......        --               10,319
Issuance of 427,689 shares of common stock
  (InSoft, PaperSoftware, and Netcode) and other..        --                  196
Issuance of 3,571,836 shares of common stock
  (KIVA), net of issuance costs of $37 and
  other...........................................        --                4,963
Amortization of deferred compensation.............        --                2,456
Issuance of 3,090,000 shares of common stock, net
  of offering costs of $325.......................        --              158,315
Tax benefit related to stock options..............        --               23,340
Comprehensive income:
  Net income......................................        --               19,517
  Other comprehensive income (loss), net of tax:
    Net unrealized loss on available-for-sale
      securities..................................        (2,107)          (2,107)
    Translation loss..............................          (164)            (164)
                                                                     -------------
  Other comprehensive income......................                         (2,271)
                                                                     -------------
Comprehensive income..............................                         17,246
--------------------------------------------------
BALANCE AT DECEMBER 31, 1996......................           (17)         394,222
Issuance of 1,053,667 shares of common stock
  related to stock option exercises and the
  employee stock purchase plan, for cash and
  services, net of repurchases....................        --               15,434
Issuance of 1,781,489 shares of common stock in
  connection with the purchase of DigitalStyle and
  Portola (restated)..............................        --               57,061
Issuance of 1,731,848 shares of common stock
  (KIVA)..........................................        --                9,469
Issuance of 1,932,579 shares of common stock in
  connection with the purchase of Actra...........        --               66,074
Amortization of deferred compensation.............        --                2,457
Comprehensive income:
  Net loss (restated).............................        --              (38,959)
  Other comprehensive income (loss), net of tax:
    Net unrealized gain on available-for-sale
      securities, net of tax of $2,208............         3,383            3,383
    Translation loss..............................          (635)            (635)
                                                                     -------------
Other comprehensive income........................                          2,748
                                                                     -------------
Comprehensive income (restated)...................                        (36,211)
--------------------------------------------------
BALANCE AT DECEMBER 31, 1997 (RESTATED)...........         2,731          508,506
Issuance of 1,833,860 shares of common stock
  related to stock option exercises and the
  employee stock purchase plan, for cash and
  services, net of repurchases....................        --               28,368
Amortization of deferred compensation.............        --                1,739
Reversal of deferred compensation associated with
  terminated employees............................        --              --
Comprehensive income:
  Net loss (restated).............................        --              (60,087)
  Other comprehensive income (loss), net of tax:
    Net unrealized loss on available-for-sale
      securities, net of tax of
      $(2,064)....................................        (3,095)          (3,095)
    Translation gain..............................            11               11
                                                                     -------------
Other comprehensive income........................                         (3,084)
                                                                     -------------
Comprehensive income (restated)...................                        (63,171)
--------------------------------------------------
BALANCE AT OCTOBER 31, 1998 (RESTATED)............     $    (353)     $   475,442
--------------------------------------------------
--------------------------------------------------


          See accompanying Notes to Consolidated Financial Statements.

                      NETSCAPE COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 YEAR ENDED
                                                                                                DECEMBER 31,
                                                                                           -----------------------
                                                                                                           1996
                                                                                                        ----------
                                                                              TEN MONTHS
                                                                                 ENDED
                                                                              OCTOBER 31,
                                                                                 1998         1997
                                                                              -----------  -----------
                                                                              (RESTATED)   (RESTATED)
                                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................................   $ (60,087)  $   (38,959) $   19,517
  Adjustments to reconcile net income (loss) to net cash provided by operating activities net of companies acquired:
    Purchased in-process research and development...........................      --            23,250      --
    Restructuring charges...................................................      --            19,315      --
    Depreciation and amortization...........................................      54,874        41,981      16,369
    Amortization of deferred compensation...................................       1,739         2,457       2,456
    Deferred income taxes...................................................      (2,479)      (24,227)    (23,747)
    Gains on sales of equity investments....................................      (8,798)      --           --
  Changes in assets and liabilities:
    Accounts receivable.....................................................     (11,701)      (42,370)    (83,719)
    Other current assets....................................................      (4,575)       (2,933)    (10,509)
    Accounts payable and accrued liabilities................................      15,636        34,550      43,749
    Deferred revenues.......................................................      42,412        25,862      50,276
    Long-term obligations...................................................      --           --             (725)
                                                                              -----------  -----------  ----------
Net cash provided by operating activities...................................      27,021        38,926      13,667
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................................     (54,909)     (100,368)    (82,225)
Change in deposits and other assets.........................................         865         1,934      (6,166)
Purchases of investments available-for-sale.................................    (193,915)     (217,794)   (470,085)
Maturities of investments available-for-sale................................     192,032       104,001     239,208
Sales of investments available-for-sale.....................................      30,880       116,571     141,776
                                                                              -----------  -----------  ----------
Net cash used in investing activities.......................................     (25,047)      (95,656)   (177,492)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (payments) of installment notes payable............................         360          (599)       (450)
Proceeds from issuance of common stock, net.................................      28,368        24,903     174,056
Tax benefit related to stock options........................................      --           --           23,340
                                                                              -----------  -----------  ----------
Net cash provided by financing activities...................................      28,728        24,304     196,946
Effect of foreign exchange rate changes on cash and cash equivalents........          11          (635)       (164)
                                                                              -----------  -----------  ----------
Net increase (decrease) in cash and cash equivalents........................      30,713       (33,061)     32,957
Cash and cash equivalents at beginning of period............................      55,172        88,233      55,276
                                                                              -----------  -----------  ----------
Cash and cash equivalents at end of period..................................   $  85,885   $    55,172  $   88,233
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (refunded), net...........................................   $  --       $    11,741  $    1,241
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Common stock issued in connection with the acquisition of goodwill and
  intangible assets.........................................................   $  --       $   101,786  $   --
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------


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


RESTATEMENT OF FINANCIAL STATEMENTS



    As described in Note 2, the acquisitions of DigitalStyle Corporation, ("DigitalStyle"), Portola Communications, Inc., ("Portola"), and Actra Business Systems, LLC, ("Actra") were accounted for as business combinations using the purchase method of accounting. In accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations", the cost of the acquisitions was allocated to the assets acquired and the liabilities assumed (including in-process research and development) based on their estimated fair values using valuation methods believed to be appropriate at the time. The estimated fair value of the in-process research and development, ("IPR&D"), of $24.5 million and $28.1 million for DigitalStyle and Portola, respectively, was expensed in the quarter ended June 30, 1997 and the estimated fair value of the IPR&D of $50.5 million for Actra was expensed in the quarter ended December 31, 1997 (the periods in which the acquisitions were consummated) in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method". Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on IPR&D, the Company has re-evaluated its IPR&D charges on these acquisitions, revised the purchase price allocations, principally to reflect the stage of completion of IPR&D projects, and restated its financial statements. As a result, Netscape has made adjustments to decrease the amount previously expensed as IPR&D and increase the amount capitalized as goodwill and other intangibles relating to these acquisitions in fiscal 1997 by $79.8 million.

                      NETSCAPE COMMUNICATIONS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The effect of these adjustments on the previously reported consolidated financial statements as of, and for the ten months ended, October 31, 1998 and the year ended December 31, 1997 are as follows:



                                                                     TEN MONTHS                YEAR ENDED
                                                               ENDED OCTOBER 31, 1998      DECEMBER 31, 1997
                                                              ------------------------  ------------------------
                                                              AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Restated:
  Purchased IPR&D...........................................   $       0    $       0    $ 103,087    $  23,250
  Goodwill amortization.....................................       5,088       11,175            0        3,300
  Total operating expenses..................................     396,045      402,132      552,421      475,884
  Operating loss............................................     (66,266)     (74,936)    (132,267)     (55,730)
  Loss before income taxes..................................     (51,417)     (60,087)    (127,284)     (50,747)
  Net loss..................................................     (51,417)     (60,087)    (115,496)     (38,959)
  Basic net loss per share..................................       (0.54)       (0.63)       (1.34)       (0.45)
  Diluted net loss per share................................       (0.54)       (0.63)       (1.34)       (0.45)
  Goodwill, net.............................................       9,992       76,149       13,835       86,886
  Other assets..............................................      16,107       20,731       16,108       22,508
  Total assets..............................................     666,834      737,615      632,820      712,271
  Accumulated deficit.......................................    (170,618)    (102,751)    (119,201)     (42,664)
  Total stockholders' equity................................     404,661      475,442      429,055      508,506


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

                      NETSCAPE COMMUNICATIONS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following is selected financial data for the ten-month transition period ending October 31, 1998 and the comparable prior year period:


                                                            TEN MONTHS ENDED
                                                              OCTOBER 31,
                                                         ----------------------
                                                           1998        1997
                                                         ---------  -----------
                                                                    (UNAUDITED)
                                                          (IN THOUSANDS EXCEPT
                                                            PER SHARE DATA)
                                                               (RESTATED)
Net revenues...........................................  $ 447,809   $ 425,961
Gross profit...........................................    327,196     338,488
Operating income (loss)................................    (74,936)      1,113
Income tax provision...................................     --           6,192
Net loss...............................................  $ (60,087)  $  (1,565)
Net loss per share.....................................  $   (0.63)  $   (0.02)


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

    Product revenues come from the Enterprise software segment and service revenues come from both the Enterprise software and the Netcenter segments. Enterprise software revenue comes from software licenses and services. Services consist of postcontract customer support ("PCS"), consulting, and, to a lesser extent, training services. Netscape recognizes the revenue allocable to software licenses upon delivery of the software product to the end-user, unless the fee is not fixed or determinable or collectibility

                      NETSCAPE COMMUNICATIONS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) is not probable. Netscape considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibitity is not considered probable, revenue is recognized when the fee is collected. Netscape generally recognizes license fees from original equipment manufacturers ("OEMs") and certain other resellers upon delivery of product masters, provided that the license fees are fixed and collectibility does not depend upon resale to the end users; otherwise, Netscape recognizes these license fees upon notification of delivery by the OEM to the end-users.

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

                      NETSCAPE COMMUNICATIONS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED COMPENSATION

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

TRANSACTIONS WITH RELATED PARTIES

    Netscape made loans of approximately $0.4 million, $2.0 million, and $1.3 million to executives and other employees in the ten months ended October 31, 1998, and the years ended December 31, 1997 and

                      NETSCAPE COMMUNICATIONS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
1996, respectively, which are due over periods of two to five years. Approximately $1.1 million was outstanding under these loans at October 31, 1998.

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

                      NETSCAPE COMMUNICATIONS CORPORATION

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


    In June 1997, Netscape acquired Portola Communications, Inc. ("Portola") and DigitalStyle Corporation ("DigitalStyle"), each a private company. Netscape purchased all of the outstanding capital stock of each of the corporations and assumed all of their outstanding stock options in exchange for an aggregate of approximately 2.0 million shares of Netscape's common stock and options. At the time of acquisition by Netscape, options previously outstanding for the acquired entities were exchanged for Netscape options with similar terms. The fair value of Netscape options exchanged for outstanding options in the stock of the acquired companies at the time of the acquisitions was included as part of the purchase price of the respective companies. The acquisitions were accounted for as purchase transactions in the accompanying financial statements. The purchase price for Portola approximated $35.1 million, which primarily consisted of $34.2 million of stock issued and $934,000 of direct acquisition costs. The purchase price for DigitalStyle approximated $26.0 million, which consisted primarily of $22.9 million of stock issued and $2.1 million of direct acquisition costs. The aggregate purchase prices were allocated to the fair value of the assets acquired. At the acquisition date, Portola's primary IPR&D projects involved work performed in

                      NETSCAPE COMMUNICATIONS CORPORATION

2. BUSINESS COMBINATIONS (CONTINUED)

the area of high-performance messaging systems with an IMAP configuration. DigitalStyle's IPR&D projects primarily involved Web graphics tools and Java-based animation.



    In December 1997, Netscape acquired the remaining equity interests of Actra Business Systems LLC ("Actra") in exchange for an aggregate of approximately 1.9 million shares of Netscape common stock and approximately 637,000 options at the time of acquisition by Netscape, rights to Actra options previously outstanding were exchanged for Netscape options with similar terms. The fair value of Netscape options exchanged for rights to Actra outstanding options at the time of the acquisition was included as part of the purchase price. The acquisition was accounted for as a purchase transaction. Actra had an aggregate purchase price of approximately $67.8 million, which primarily consisted of $66.1 million of stock and stock options issued and $1.7 million of direct acquisition costs. The aggregate purchase price was allocated to the fair value of the assets acquired. At the acquisition date, Actra's primary IPR&D projects involved the design and delivery of next-generation Internet commerce applications.



    Purchased IPR&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by Netscape and its competitors, individual product sales cycles, and the estimated life of each product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The amortization tax benefit assumes that the estimated technology value will be amortized for tax purposes over a period of 15 years. The rates utilized to discount projected cash flows were 30% to 40% for in-process technologies and 25% for developed technology and were based primarily on venture capital rates of return and the weighted average cost of capital for Netscape at the time of each acquisition.



    As of the date of each of the acquisitions, Netscape concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software, and internal use. The value of the purchased IPR&D was expensed at the time of each of the acquisitions. Netscape has completed development of a majority of the acquired IPR&D and released products related to two of the acquisitions.



    The purchase consideration was allocated to the acquired assets and liabilities based on fair values as follows:



                                                                        PORTOLA   DIGITALSTYLE   ACTRA
                                                                       ---------  -----------  ---------
                                                                                  (RESTATED)
                                                                                (IN THOUSANDS)
Net assets acquired (net liabilities assumed)........................  $   3,995   $     853   $  (1,057)
Purchased intangibles................................................        120         600      10,880
Purchased in-process research and development........................      5,300       4,000      13,950
Goodwill.............................................................     25,675      20,526      43,985
                                                                       ---------  -----------  ---------
Total purchase consideration.........................................  $  35,090   $  25,979   $  67,758
                                                                       ---------  -----------  ---------
                                                                       ---------  -----------  ---------

                      NETSCAPE COMMUNICATIONS CORPORATION

2. BUSINESS COMBINATIONS (CONTINUED)

    The amounts allocated to purchased intangibles are being amortized on a straight-line basis over three years from the date of each acquisition. The amounts allocated to goodwill are being amortized on a straightline basis over seven years from the date of each acquisition.



    The pro forma results of operations of Netscape for 1997 and 1996, assuming the Portola, DigitalStyle, Actra, and KIVA acquisitions occurred at the beginning of each period presented, excluding the charge for purchased IPR&D of $23.3 million, including additional goodwill amortization related to the acquisitions and eliminating all material intercompany transactions, are as follows:



                                                                                   DIGITAL
                                                                       PORTOLA      STYLE      ACTRA
                                                                     -----------  ---------  ----------
                                                          NETSCAPE                                        COMBINED
                                                         ----------                                      ----------
                                                         (RESTATED)(IN THOUSANDS, EXCEPT PER SHARE DATA) (RESTATED)

Year ended December 31, 1997
  Net revenues.........................................  $  533,851  $   --       $     534  $    4,864  $  539,249
  Net loss.............................................     (25,293)      (1,027)    (1,153)    (11,876)    (39,349)
  Basic net loss per share.............................       (0.29)                                          (0.46)
  Diluted net loss per share...........................       (0.29)                                          (0.46)
Year ended December 31, 1996
  Net revenues.........................................  $  346,294  $   --       $     748  $      367  $  347,409
  Net income(loss).....................................       6,633         (502)    (2,128)     (2,809)      1,194
  Basic net income per share...........................        0.09                                            0.02
  Diluted net income per share.........................        0.07                                            0.01



    The proforma information for Netscape has been restated to include InSoft and KIVA Software Corporation ("KIVA"). The pro forma information is presented as an illustration only and does not necessarily indicate the operating results that would have occurred had the transactions been completed at the beginning of the period indicated, nor does it necessarily indicate future operating results.


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

                      NETSCAPE COMMUNICATIONS CORPORATION

2. BUSINESS COMBINATIONS (CONTINUED)
    The table below sets forth the combined net revenues, net income (loss), and basic and diluted net income (loss) per share for the periods indicated.


                                                                                            MERGER
                                                                                            RELATED
                                                                     INSOFT       KIVA      CHARGES
                                                                    ---------  ----------  ---------
                                                        NETSCAPE                                       COMBINED
                                                       -----------                                    -----------
                                                       (RESTATED)(IN THOUSANDS, EXCEPT PER SHARE DATA)(RESTATED)
Year ended December 31, 1997
  Net revenues.......................................  $   528,772  $  --      $    5,079  $  --      $   533,851
  Net loss...........................................      (26,900)    --          (6,211)    (5,848)     (38,959)
Year ended December 31, 1996
  Net revenues.......................................  $   344,116      2,079  $       99  $  --      $   346,294
  Net income (loss)..................................       31,051     (4,262)     (2,172)    (5,100)      19,517


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

                      NETSCAPE COMMUNICATIONS CORPORATION

4. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented:


                                                                                                 YEAR ENDED
                                                                                                DECEMBER 31,
                                                                                           ----------------------
                                                                                                          1996
                                                                                                        ---------
                                                                        TEN MONTHS ENDED
                                                                           OCTOBER 31,
                                                                              1998
                                                                        -----------------     1997
                                                                                           -----------
                                                                           (RESTATED)
                                                                                           (RESTATED)
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:

  Net income (loss)...................................................     $   (60,087)    $   (38,959) $  19,517

Denominator:

  Weighted average common shares outstanding..........................          98,739          93,989     86,548

  Weighted average outstanding common shares subject to repurchase....          (2,746)         (7,931)   (13,606)
                                                                              --------     -----------  ---------

  Denominator for basic net income (loss) per share...................          95,993          86,058     72,942

  Employee stock options and outstanding common shares subject to
    repurchase........................................................         --              --          17,899
                                                                              --------     -----------  ---------

  Denominator for diluted net income (loss) per share-- adjusted
    weighted average shares...........................................          95,993          86,058     90,841
                                                                              --------     -----------  ---------
                                                                              --------     -----------  ---------

  Basic net income (loss) per share...................................     $     (0.63)    $     (0.45) $    0.27
                                                                              --------     -----------  ---------
                                                                              --------     -----------  ---------

  Diluted net income (loss) per share.................................     $     (0.63)    $     (0.45) $    0.21
                                                                              --------     -----------  ---------
                                                                              --------     -----------  ---------


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


    Netscape assumed the Portola 1996 Stock Option Plan (the "Portola Plan") and the DigitalStyle 1996 Stock Option Plan (the "DigitalStyle Plan") in June 1997. These plans provide for the grant of incentive stock options and nonqualified stock options to employees and consultants at prices from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to employees under the Portola Plan and DigitalStyle Plan are subject to certain repurchase rights by Netscape, at the discretion of Netscape, upon the individual's cessation of service prior to vesting in the shares, at the original purchase price. Generally, these repurchase rights lapse over a 48-month period. Options generally vest at the rate of 25% of the original grant, after 12 months after the date of grant or employment, and 1/48 per month thereafter. Options expire no later than ten years from the date of grant. A total of 82,972 and 110,876 shares of Netscape common stock have been reserved for issuance on the exercise of options assumed in connection with the acquisition of Portola and DigitalStyle, respectively. The Portola Plan and DigitalStyle Plan were terminated in June 1997 and no further options were granted under these plans.

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

    The weighted-average fair value of stock options and employee stock purchase rights granted during the ten months ended 1998 was $10.62 and $7.78 per share, respectively. The weighted-average fair value of stock options and employee stock purchase rights granted during 1997 was $16.60 and $9.62 per share, respectively. For pro forma purposes, the estimated fair value of Netscape's stock-based awards to employees is generally amortized over the vesting period (for options and restricted stock) and the

                      NETSCAPE COMMUNICATIONS CORPORATION

10. STOCKHOLDERS' EQUITY (CONTINUED)
six-month purchase period (for stock purchases under the ESPP). Netscape's pro forma information is as follows:


                                                          TEN MONTHS   YEAR ENDED DECEMBER 31,
                                                             ENDED     ------------------------
                                                          OCTOBER 31,     1997         1996
                                                             1998      -----------  -----------
                                                          -----------
                                                                       (RESTATED)
                                                          (RESTATED)
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss).......................     As reported  $   (60,087) $   (38,959) $    19,517
                                               Pro forma  $  (149,139) $  (110,596) $   (41,262)
Basic net income (loss) per share.......     As reported  $     (0.63) $     (0.45) $      0.27
                                               Pro forma  $     (1.55) $     (1.29) $     (0.56)
Diluted net income (loss) per share.....     As reported  $     (0.63) $     (0.45) $      0.21
                                               Pro forma  $     (1.55) $     (1.29) $     (0.56)


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

12. INCOME TAXES

    The United States and foreign components of income (loss) before taxes consisted of the following:


                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                                       1996
                                                                            1997     ---------
                                                            TEN MONTHS   ----------
                                                               ENDED
                                                            OCTOBER 31,  (RESTATED)
                                                               1998
                                                            -----------
                                                            (RESTATED)(IN THOUSANDS)
United States.............................................   $ (50,332)  $  (51,992) $  21,034
Foreign...................................................      (9,755)       1,245      6,246
                                                            -----------  ----------  ---------
Income (loss) before income taxes.........................   $ (60,087)  $  (50,747) $  27,280
                                                            -----------  ----------  ---------
                                                            -----------  ----------  ---------

                      NETSCAPE COMMUNICATIONS CORPORATION

12. INCOME TAXES (CONTINUED)
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

    The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the difference are as follows:


                                                                           YEAR ENDED DECEMBER
                                                                                   31,
                                                                          ---------------------
                                                                                        1996
                                                                             1997     ---------
                                                              TEN MONTHS  ----------
                                                                ENDED
                                                               OCTOBER    (RESTATED)
                                                               31, 1998
                                                              ----------
                                                              (RESTATED)
                                                                       (IN THOUSANDS)
Expected tax at federal statutory rate......................  $  (21,031) $  (17,761) $   9,548
State taxes, net of federal benefit.........................      (1,798)       (939)     2,441
Effect of foreign operations................................       1,611       2,516      2,801
Tax-exempt interest.........................................      (1,649)     (2,087)    (1,488)
Merger costs................................................      --           1,442      2,135
Goodwill amortization.......................................       2,638       1,155     --
Tax credits.................................................      (3,082)     (3,105)      (436)
Purchased in-process research and development...............      --           3,255     --
Change in valuation allowance...............................      22,727       3,106     (9,381)
Other.......................................................         584         630      2,143
                                                              ----------  ----------  ---------
Provision (benefit) for income taxes........................  $   --      $  (11,788) $   7,763
                                                              ----------  ----------  ---------
                                                              ----------  ----------  ---------

                      NETSCAPE COMMUNICATIONS CORPORATION

12. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Netscape's net deferred tax assets are as follows:


                                                                   OCTOBER 31,   DECEMBER 31,
                                                                       1998          1997
                                                                   ------------  ------------
                                                                           (RESTATED)
                                                                         (IN THOUSANDS)
Deferred tax assets:
  Deferred revenue...............................................   $   29,162    $   15,592
  Reserves and accrued expenses..................................       11,396        12,721
  Compensation not currently deductible..........................        2,438         2,917
  Restructuring reserves.........................................        1,151         9,044
  Acquired intangibles...........................................        7,530         5,092
  Net operating loss carryforwards...............................       26,708         7,843
  Tax credit carryforwards.......................................        7,803        --
  Other, net.....................................................        3,163         4,018
                                                                   ------------  ------------
Total before valuation allowance.................................       89,351        57,227
Valuation allowance for deferred tax assets......................      (38,349)       (8,828)
                                                                   ------------  ------------
Total deferred tax assets........................................       51,002        48,399
Deferred tax liabilities:
  Unrealized gain on investments.................................          (61)       (2,288)
  Unremitted earnings of foreign subsidiaries....................       (2,763)       (2,639)
                                                                   ------------  ------------
Total deferred tax liabilities...................................       (2,824)       (4,927)
                                                                   ------------  ------------
                                                                    $   48,178    $   43,472
                                                                   ------------  ------------
                                                                   ------------  ------------
Recorded on the balance sheet as:
Current deferred tax asset.......................................   $   39,770    $   37,336
Noncurrent deferred tax asset (included in Other Assets).........        8,408         6,136
                                                                   ------------  ------------
                                                                    $   48,178    $   43,472
                                                                   ------------  ------------
                                                                   ------------  ------------



    Realization of Netscape's net deferred tax assets is dependent on Netscape generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. The valuation allowance increased by $29.5 million in 1998 and $8.8 million in 1997. The valuation allowance at October 31, 1998 includes approximately $12.5 million of tax benefits associated with employee stock options which will be credited to stockholders' equity when realized.


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

    A summary of the segment financial information reported to the CODM is as follows:


                                                TEN MONTHS ENDED OCTOBER 31, 1998
                                      ------------------------------------------------------
                                                  NETCENTER
                                                  ----------
                                      ENTERPRISE                  ALL        CONSOLIDATED
                                      ----------               OTHER(1)          TOTAL
                                                              -----------  -----------------
                                      (RESTATED)
                                                              (RESTATED)      (RESTATED)
                                                          (IN THOUSANDS)
Product revenues....................  $  261,457  $   --       $  --          $   261,457
Service revenues....................      65,947     120,405      --              186,352
                                      ----------  ----------  -----------        --------
Total revenues......................  $  327,404  $  120,405   $  --          $   447,809
Depreciation and amortization
  expense...........................  $   29,909  $   13,790   $  11,175      $    54,874
Operating loss......................  $  (41,011) $  (10,750)  $ (23,175)     $   (74,936)


------------------------


(1) Includes approximately $12.0 million of restructuring charges and $11.2 million of goodwill amortization not considered directly related to either segment.



                                                    YEAR ENDED DECEMBER 31, 1997
                                       ------------------------------------------------------
                                       ENTERPRISE  NETCENTER
                                       ----------  ----------
                                                                   ALL        CONSOLIDATED
                                                                OTHER(2)          TOTAL
                                                               -----------  -----------------
                                                               (RESTATED)      (RESTATED)
                                                           (IN THOUSANDS)
Product revenues.....................     383,951  $   --      $   --          $   383,951
Service revenues.....................      54,552      95,348      --              149,900
                                       ----------  ----------  -----------  -----------------
Total revenues.......................  $  438,503  $   95,348  $   --          $   533,851
Depreciation and amortization
  expense............................  $   30,238  $    8,443  $     3,300     $    41,981
Operating income (loss)..............  $   11,051  $  (11,382) $   (55,399)    $   (55,730)


------------------------


(2) Includes approximately $23.3 million, $5.8 million, $23.0 million and $3.3 million of purchased IPR&D, merger related charges, restructuring charges and goodwill amortization, respectively, not considered directly related to either segment.

                      NETSCAPE COMMUNICATIONS CORPORATION

14. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION (CONTINUED)


                                                    YEAR ENDED DECEMBER 31, 1996
                                       ------------------------------------------------------
                                                                   ALL        CONSOLIDATED
                                       ENTERPRISE  NETCENTER    OTHER(3)          TOTAL
                                       ----------  ----------  -----------  -----------------
                                                           (IN THOUSANDS)
Product revenues.....................  $  291,183  $   --       $  --          $   291,183
Service revenues.....................      31,831      23,280      --               55,111
                                       ----------  ----------  -----------        --------
Total revenues.......................  $  323,014  $   23,280   $  --          $   346,294
Depreciation and amortization
  expense............................  $   13,393  $    2,976   $  --          $    16,369
Operating income (loss)..............  $   61,729  $  (34,891)  $  (6,350)     $    20,488


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

    Netscape operates in three main geographic areas as follows:


                                                                TEN MONTHS ENDED OCTOBER 31,1998
                                              --------------------------------------------------------------------
                                                                        ASIA PACIFIC
                                                            EUROPE           AND        ELIMINATIONS
                                                          -----------  ---------------  ------------
                                                 U.S.                                                 CONSOLIDATED
                                              ----------                                              ------------
                                              (RESTATED)                 (IN THOUSANDS)                (RESTATED)
Sales to unaffiliated customers.............  $  399,922   $  43,506      $   4,381      $   --        $  447,809
Transfers between geographic areas..........      10,240      --              9,729         (19,969)       --
                                              ----------  -----------       -------     ------------  ------------
Total revenues..............................  $  410,162   $  43,506      $  14,110      $  (19,969)   $  447,809
Operating loss..............................  $  (64,101)  $  (9,426)     $  (1,409)     $   --        $  (74,936)
Long-lived assets...........................  $  224,065   $   6,017      $   3,276      $   --        $  233,358



                                                                  YEAR ENDED DECEMBER 31,1997
                                             ---------------------------------------------------------------------
                                                                        ASIA PACIFIC
                                                            EUROPE           AND        ELIMINATIONS
                                                          -----------  ---------------  ------------
                                                U.S.                                                  CONSOLIDATED
                                             -----------                                              ------------
                                             (RESTATED)                 (IN THOUSANDS)                 (RESTATED)
Sales to unaffiliated customers............  $   452,665   $  59,485      $  21,701      $   --        $  533,851
Transfers between geographic areas.........       17,632      28,839         13,332         (59,803)       --
                                             -----------  -----------       -------     ------------  ------------
Total revenues.............................  $   470,297   $  88,324      $  35,033      $  (59,803)   $  533,851
Operating income (loss)....................  $   (57,996)  $    (750)     $   2,939      $       77    $  (55,730)
Long-lived assets..........................  $   227,008   $   4,145      $   3,198      $   --        $  234,351


                                                                  YEAR ENDED DECEMBER 31,1996
                                              -------------------------------------------------------------------
                                                                       ASIA PACIFIC
                                                 U.S.       EUROPE          AND        ELIMINATIONS  CONSOLIDATED
                                              -----------  ---------  ---------------  ------------  ------------
                                                                        (IN THOUSANDS)
Sales to unaffiliated customers.............  $   291,579  $  30,367     $  24,348      $   --        $  346,294
Transfers between geographic areas..........       17,952      1,007           341         (19,300)       --
                                              -----------  ---------       -------     ------------  ------------
Total revenues..............................  $   309,531  $  31,374     $  24,689      $  (19,300)   $  346,294
Operating income............................  $    14,285  $   1,665     $   4,817      $     (279)   $   20,488
Long-lived assets...........................  $    91,930  $   2,451     $     914      $   --        $   95,295

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

    QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL INFORMATION



    Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on in-process research and development, ("IPR&D"), the Company has re-evaluated its IPR&D charges on the acquisitions of DigitalStyle Corporation, ("DigitalStyle"), Portola Communications, Inc., ("Portola"), and Actra Business Systems, LLC, ("Actra"), revised the purchase price allocations and restated its financial statements. Amounts for all quarters subsequent to the quarter ended June 30, 1997, have been restated to adjust the allocations of the purchase prices of these business combinations.



                                                           QUARTER ENDED                                      ONE MONTH ENDED
                            ----------------------------------------------------------------------------  ------------------------
                                 OCT. 31, 1998             JULY 31, 1998             APRIL 30, 1998            JAN. 31, 1998
                            ------------------------  ------------------------  ------------------------  ------------------------
                            AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         (UNAUDITED)
Total revenues............   $ 162,025    $ 162,025    $ 150,234    $ 150,234    $ 127,230    $ 127,230    $   8,320    $   8,320
Gross profit (loss).......     121,363      120,588      114,297      113,522       96,186       95,411       (2,067)      (2,325)
Income (loss) before
  income taxes............       2,672           71           88       (2,513)           8       (2,593)     (54,185)     (55,052)
Net income (loss).........       2,672           71           88       (2,513)           8       (2,593)     (54,185)     (55,052)
Basic net income (loss)
  per share...............   $    0.03    $  --        $  --        $   (0.03)   $  --        $   (0.03)   $   (0.58)   $   (0.59)
Diluted net income (loss)
  per share...............   $    0.03    $  --        $  --        $   (0.03)   $  --        $   (0.03)   $   (0.58)   $   (0.59)



                                                                        QUARTER ENDED
                            ------------------------------------------------------------------------------------------------------
                                 DEC. 31, 1997             SEP. 30, 1997             JUNE 30, 1997             MAR. 31, 1997
                            ------------------------  ------------------------  ------------------------  ------------------------
                            AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         (UNAUDITED)
Total revenues............   $ 125,280    $ 125,280    $ 152,068    $ 152,068    $ 135,970    $ 135,970    $ 120,533    $ 120,533
Gross profit (loss).......      89,574       89,574      121,062      121,062      111,051      111,051       98,468       98,468
Purchased in-process
  research and
  development.............      50,500       13,950       --           --           52,587        9,300       --           --
Merger-related charges....       5,848        5,848       --           --           --           --           --           --
Income (loss) before
  income taxes............    (113,754)     (78,856)      15,702       14,055      (40,455)       2,831       11,223       11,223
Net income (loss).........     (88,330)     (53,252)      10,223        8,765      (44,697)      (1,780)       7,308        7,308
Basic net income (loss)
  per share...............   $   (0.98)   $   (0.59)   $    0.12    $    0.10    $   (0.53)   $   (0.01)   $    0.09    $    0.09
Diluted net income (loss)
  per share...............   $   (0.98)   $   (0.59)   $    0.10    $    0.09    $   (0.53)   $   (0.01)   $    0.08    $    0.08


------------------------


(1) The restated fourth quarter of 1997 loss before income taxes, net loss, basic and diluted net loss per share each include $19.8 million of purchased in-process research and development and merger related charges, $23.0 million of restructuring charges and $1.7 million of goodwill amortization. Excluding these charges, net of tax effect, the net loss was $21.6 million and basic and diluted net loss per share was $0.24.



(2) The restated second quarter of 1997 loss before income taxes, net loss, basic and diluted net loss per share each include $9.3 million of purchased in-process research and development. Excluding this charge, net of tax effect, net income was $7.9 million, and basic and diluted net income per share were $0.09 and $0.08, respectively.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of January 1999.


                                NETSCAPE COMMUNICATIONS CORPORATION

                                By:            /s/ PETER L.S. CURRIE
                                     -----------------------------------------
                                                 Peter L.S. Currie,
                                         EXECUTIVE VICE PRESIDENT AND CHIEF
                                               ADMINISTRATIVE OFFICER

                               POWER OF ATTORNEY


    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Barksdale, Roberta R Katz, and Peter L.S. Currie jointly and severally, as such person's attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Transition Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on January 27, 1999 on behalf of the Registrant and in the capacities indicated:


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