Form 10-K
period 1998-10-31
NETSCAPE COMMUNICATIONS CORP
filed 1999-02-18
CIK 944458

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

    Company upon cessation of Mr. Ariko's service to the Company.

    of January 12, 1999.

    of January 12, 1999.

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

    of January 12, 1999.

    of January 12, 1999.

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

    QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL INFORMATION

                                                                  ONE MONTH
                                       QUARTER ENDED                ENDED                     QUARTER ENDED
                             ----------------------------------  -----------  ----------------------------------------------
                              OCT. 31     JUL. 31     APR. 30      JAN. 31     DEC. 31     SEP. 30     JUN. 30     MAR. 31
                                1998        1998        1998        1998         1997        1997        1997        1997
                             ----------  ----------  ----------  -----------  ----------  ----------  ----------  ----------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                       (UNAUDITED)
Total revenues.............  $  162,025  $  150,234  $  127,230   $   8,320   $  125,280  $  152,068  $  135,970  $  120,533
Gross profit (loss)........     121,363     114,297      96,186      (2,067)      99,457     129,761     118,299     104,545
Purchased in-process
  research and
  development..............      --          --          --          --           50,500      --          52,587      --
Merger-related charges.....      --          --          --          --            5,848      --          --          --
Income (loss) before income
  taxes....................       2,672          88           8     (54,185)    (113,754)     15,702     (40,455)     11,222
Net income (loss)..........       2,672          88           8     (54,185)     (88,330)     10,223     (44,697)      7,308
Basic net income (loss) per
  share....................  $     0.03  $     0.00  $     0.00   $   (0.58)  $    (0.98) $     0.12  $    (0.53) $     0.09
Diluted net income (loss)
  per share................  $     0.03  $     0.00  $     0.00   $   (0.58)  $    (0.98) $     0.10  $    (0.53) $     0.08

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